Form 10-Q
period 1996-06-30
POLYMER RESEARCH CORP OF AMERICA
filed 1996-08-08
CIK 79424

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended                   June 30, 1996
                  -------------------------------------------------------------

Commission file number              0-14119-NY
                      ---------------------------------------------------------

                       Polymer Research Corp. of America
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                   11-2023495
- -------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S Employer
 incorporation or organization)                     Identification No.)

                   2186 Mill Avenue, Brooklyn, New York      11234
- -------------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip code)

                                 (718) 444-4300
- -------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

                                 Not Applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X     No
      -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   July 31, 1996                                         1,406,169
- -------------------------------------------------------------------------------

                        POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                             Page
                                                            Number
Part I - FINANCIAL INFORMATION:                             ------

           ITEM I - FINANCIAL STATEMENTS

           Balance Sheets:
           June 30, 1996 (Unaudited) and
              December 31, 1995                              1-2

           Statements of Operations:
           Three months and six months
           ended June 30, 1996 and 1995 (Unaudited)           3

           Statements of Cash Flows:
           Six months ended June 30, 1996
           and 1995 (Unaudited)                               4

           Notes to Financial Statements                     5-8

           ITEM 2 - MANAGEMENT`S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                            9-10


PART II - OTHER INFORMATION                                   11

PART I - FINANCIAL INFORMATION
- ------------------------------
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995
- -------------------------------------------------------------------------------



                                               June 30,           December 31,
ASSETS                                           1996                1995
                                             -----------          -----------
                                              (Unaudited)            (Note 1)
CURRENT ASSETS:
Cash                                         $ 1,350,108          $ 1,474,034
Investment - certificates of deposit             146,344              142,611
Investment securities available
  for sale                                       527,670              588,481
Accounts receivable,less allowances
  of $ 0                                          87,412               59,816
Inventories                                       85,126               72,713
Prepaid expenses and other                        75,879               12,595
                                             -----------          -----------
Total current assets                           2,272,539            2,350,250
                                             -----------          -----------
Land, Property, and Equipment-net              2,969,098            3,014,588
                                             -----------          -----------
Deferred financing costs and other                11,877               12,177
                                             -----------          -----------
Total other assets                                11,877               12,177
                                             -----------          -----------
TOTAL                                        $ 5,253,514          $ 5,377,015
                                             ===========          ===========





The accompanying notes are an integral part of these financial statements.
- -----------------------------------------------------------------------------1

PART I - FINANCIAL INFORMATION
- ------------------------------
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995
- -------------------------------------------------------------------------------

                                              June 30,            December 31,
                                                1996                  1995
                                             ----------           ------------
                                             (Unaudited)            (Note 1)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt            $    41,246          $    39,146
Accounts payable                                  32,730               13,142
Accrued expenses and other
  current liabilities                            223,789              295,083
Income taxes payable                                                   33,400
Deferred revenue                                                      170,837
                                             -----------          -----------
Total current liabilities                        297,765              551,608
                                             -----------          -----------
LONG-TERM DEBT  (NOTE 4)                       2,282,183            2,303,355
                                             -----------          -----------
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
  share, authorized 4,000,000 shares,
  issued 1,489,657 and 1,354,234
  shares respectively                             14,896               13,542
Capital in excess of par value                 2,632,037            2,091,699
Retained earnings                                 93,224              475,518
Unrealized holding losses                         (9,854)              (1,970)
Less: Treasury stock at cost
  83,488 shares in 1996 and
  83,488 shares in 1995                          (56,737)             (56,737)
                                             -----------          -----------
Total Stockholders' Equity                     2,673,566            2,522,052
                                             -----------          -----------
TOTAL                                        $ 5,253,514          $ 5,377,015
                                             ===========          ===========





The accompanying notes are an integral part of these financial statements.
- -----------------------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED) AND
THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
- -------------------------------------------------------------------------------




                                           Three Months Ended                         Six Months Ended
                                                June 30,                                June 30,
                                        ----------    ----------               ----------      -----------
                                           1996           1995                     1996            1995
Net revenues:
  Product sales                           223,353     $  195,584                  451,086       $  371,363
  Research                              1,135,900      1,173,669                2,223,724        2,245,972
                                       ----------     ----------               ----------       ----------
  Total                                 1,359,253      1,369,253                2,674,810        2,617,335
                                       ----------     ----------               ----------       ----------
Cost of Revenues
  Product sales                           195,961        144,595                  380,467          278,345
  Research                                275,372        507,666                  570,374        1,008,819
                                       ----------     ----------               ----------       ----------
  Total                                   471,333        652,261                  950,841        1,287,164
                                       ----------     ----------               ----------       ----------
Gross Profit on Revenues                  887,920        716,992                1,723,969        1,330,171

Selling, General, and
 Administrative Expenses                  682,227        428,535                1,317,094          834,492
                                       ----------     ----------               ----------       ----------
Income from Operations                    205,693        288,457                  406,875          495,679
                                       ----------     ----------               ----------       ----------
Other Revenues (Expenses):
  Interest income                          12,800         14,689                   28,687           24,713
  Interest expense (See note 4)           (61,160)       (38,616)                (122,664)        (103,655)
 Rental loss
                                       ----------     ----------               ----------       ----------
  Total                                   (48,360)       (23,927)                 (93,977)         (78,942)
                                       ----------     ----------               ----------       ----------
Income before income taxes                157,333        264,530                  312,898          416,737
Provision for income taxes                (78,000)      (132,000)                (153,500)        (205,000)
                                       ----------     ----------               ----------       ----------
Net Income                                 79,333     $  132,530                  159,398       $  211,737
                                       ==========     ==========               ==========       ==========
Income per Share                             0.06     $     0.09*                    0.11       $     0.15*
                                       ==========     ==========               ==========       ==========
Weighted average number of shares
  outstanding during the period         1,406,169      1,406,169*               1,406,169        1,406,169*
                                       ==========     ==========               ==========       ==========

* Restated for 1996 10% stock dividend

The accompanying notes are an integral part of these financial statements.

- ----------------------------------------------------------------------------3

POLYMER RESEARCH CORP. OF AMERICA
- ---------------------------------
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)
- -------------------------------------------------------------------------------



OPERATIONS:                                      1996                 1995
                                             -----------           ----------

Net Income                                    $  159,398            $ 211,737
Charge not affecting funds -
  Depreciation and amortization                   50,350               49,572
                                              ----------            ---------
Funds Provided by operations                     209,748              261,309
                                              ----------            ---------
  Asset and liability management:
  Accounts receivable                            (27,596)             (29,554)
  Inventories                                    (12,413)              (2,308)
  Other current assets                           (63,284)               1,358
  Other assets                                       300
  Accounts payable                                19,588
  Accrued expenses and other                     (71,294)             (74,750)
  Income taxes payable                           (33,400)              11,426
  Deferred revenue                              (170,837)
  Other current liabilities
                                              ----------            ---------
Increase (Decrease) in net
     operating assets                           (358,936)             (93,828)
                                              ----------            ---------
Total                                           (149,188)             167,481
                                              ----------            ---------
FUNDS PROVIDED BY
 FINANCING
Certificates of deposit                           (3,733)              (2,870)
Investment securities                             52,927               43,606
Payments on long term debt                       (19,072)             (14,370)
                                              ----------            ---------
Total                                             30,122               26,366
                                              ----------            ---------
INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                                    (4,860)             (21,023)
                                              ----------            ---------
INCREASE (DECREASE) IN CASH                   $ (123,926)           $ 172,824
                                              ==========            =========

The accompanying notes are an integral part of these financial statements.
- ----------------------------------------------------------------------------4

               POLYMER RESEARCH CORP. OF AMERICA
                 NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)

NOTE 1 - Financial statements
         --------------------

In the opinion of the management of Polymer Research Corp. of America (the Company), the accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are in the opinion of management necessary to fairly state the results and current financial condition of the Company for the respective periods. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's report filed under cover of Form 10-K.

The results of operations for the six month period is not necessarily indicative of the results for an entire year.

The balance sheet at December 31, 1995 has been taken from the audited financial statements as of that date.


NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

Business Activity
- -----------------

The Company is engaged in the research and development of the applications of chemical grafting and sells products resulting from such research. Additionally, the Company produces and sells textile printing inks.

Credit Risk
- -----------

Financial instruments that potentially subject the company to credit risk include investments in United States Treasury bills notes and other certificates of deposit, government agencies' securities and U.S. Government and New York State mutual bond funds. Future changes in economic conditions may make the investment less valuable.

In addition, financial instruments that potentially subject the Company to credit risk also include accounts receivable. Accounts receivable resulting from research or product sales are not collateralized.


- -----------------------------------------------------------------------------5

The Company maintains deposits with financial institutions in excess of amounts insured by the FDIC.

Pervasivenes of Estimates
- -------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Revenue Recognition
- -------------------

Revenue from research contracts is recognized upon client approval on performance of a specific stage of the contract and collection. In addition, revenue on products sold are recognized when products are shipped for sale to customers.

Inventories
- -----------

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value.


Investment Securities
- ---------------------

The Company determines the appropriate classification of securities at the time of purchase. If the Company has the intent and the ability at the time of purchase to hold securities until maturity or on a long-term basis, they are classified as investments and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification

- -----------------------------------------------------------------------------6
method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders' equity, whereas realized gains and losses flow through the Company's yearly operations.

Property and Equipment
- ----------------------

Property and equipment is stated at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

The company capitalizes leased equipment where the terms of the lease result in the transfer to the Company of substantially all of the benefits and risks of ownership of the equipment.

Depreciation and amortization of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:
Transportation equipment                 3 to 5 years
Machinery and equipment                       5 years
Furniture and fixtures                  5 to 10 years
Building and improvements                    40 years
Office equipment under capital leases         5 years

Deferred Financing Costs
- ------------------------

Costs incurred in obtaining the mortgage discussed below have been capitalized and are being amortized over the term of the related obligation utilizing the straight-line method.

Income Taxes
- ------------

The Company accounts for it's income taxes utilizing Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires that the Company follow the liability method of accounting for income taxes.

The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences."
- -----------------------------------------------------------------------------7

Net Earnings Per Share
- ----------------------

Earnings per share are computed based upon the weighted average number of common shares outstanding during each year. 1995 computations have been restated to reflect the stock dividend in February of 1996 for comparison purposes.

Profit Sharing Plan
- -------------------

Effective January 1, 1990, the Company adopted a qualified non-contributory profit sharing plan. The plan provides its eligible employees with a source of retirement income, as well as provide assistance in other circumstances such as death or disability. Eligible employees must meet two requirements to become participants; attainment of age 21 and completion of one year of service with the Company. Employer contributions are determined, if any, at the Board of director's discretion. A percentage of the benefits vest after three years of qualifying service.

NOTE 3 - Provision for Income Taxes  (First six months)
         --------------------------
                      1996                 1995
                  ---------            ---------
Federal           $  91,000            $ 121,000
State and local      62,500               84,000
                  ---------            ---------
Total             $ 153,500            $ 205,000
                  =========            =========

NOTE 4 - Mortgage Liability
         ------------------

The Company is obligated to pay a mortgage note payable in equal monthly instalments of $23,605 including interest at 10.5% per annum through June, 2000, secured by the related building. Such mortgage is being amortized using a 25 year amortization. The entire unpaid principal balance is due in a balloon payment of $2,134,053 on June 1, 2000.

NOTE 5 - Stock Dividend
         --------------

On March 15, 1996 the Company declared a 10% stock dividend to shareholders, paid March 29, 1996. The transaction was valued based upon the closing market price of the Company's stock on March 15, 1996, which was $4.00 per share. Retained earnings was charged for $ 541,692 as a result of the issuance of 135,423 shares.

- -----------------------------------------------------------------------------8

                        POLYMER RESEARCH CORP. OF AMERICA

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

Cash, Investments, and Investment securities have decreased collectively by a $173,120 since December 31, 1995 as a result of income tax and expense prepayments as well as a decrease in accrued expenses.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1995, nor expected to be in 1996, sources of cash for use in operations.

The rate of current assets to current liabilities at June 30, 1996 increased to
7.63 to 1.0 as compared to 4.26 to 1.0 at December 31, 1995. The increase is a result of net earnings in 1996 and the decrease in deferred revenue.

Based on the above, the Company's cash, investment, and investment securities position at June 30, 1996 is deemed sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately nine months selling, general, and administrative expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

B.  RESULTS OF OPERATIONS

Three months ended June 30, 1996 v. 1995

Net revenues for the second quarter of 1996 were $ 1,359,253 a decrease of $10,000 (.007%) compared to the second quarter of 1995. Product sales increased 35% in the second quarter of 1996 over 1995, principally due to increased demand from overseas customers.

The cost of revenues in research decreased from 43% in the second quarter of 1995 to 24% in same quarter of 1996 due to a reallocation of salaries which were previously classified as Research Cost of Sales being re-allocated to Selling, General, and Administrative expenses.

Costs of product sales increased from 73% in the second quarter of 1995 to 88% in the same quarter of 1996 principally as a result of increased labor due to additional employees and higher wages.
- -----------------------------------------------------------------------------9

Selling, general, and administrative expenses increased as a percentage of sales from 31% for the second quarter of 1995 to 50% for the comparable quarter of 1996. Such increase is primarily the result of reallocation of salaries which were previously classified as Research Cost of Sales being re-allocated to Selling, General, and Administrative expenses. costs.

Net income decreased from $ 132,530 (10% of sales) in 1995 to $ 79,333 (6% of sales) in 1996 due to increased utilities, interest, and labor related to additional employees and higher wages.

Six months ended June 30, 1996 v. 1995

Net revenues for the first half of 1996 were $ 2,674,810 an increase of $ 57,475 (2%) compared to first half of 1995. Research sales remained approximately the same in the first half of 1996 as compared to 1995. The lack of change in research sales is attributable to similar demand for research based on an unchanged sales effort. Product sales increased 22% in the first half of 1996 over 1995. Production revenue increased due to increased demand from overseas customers.

The cost of revenues in research decreased from 45% in the first half of 1995 to 26% in the first half of 1996 due to a reallocation of salaries which were previously classified as Research Cost of Sales being re-allocated to Selling, General, and Administrative expenses.

Costs of product sales increased from 75% in the first half of 1995 to 84% in the first half of 1996 principally as a result of increased labor related to additonal employees and higher wages.

Selling, general, and administrative expenses increased as a percentage of sales from 31% for the first half of 1995 to 49% for the first half of 1996. Such increase is primarily the result of reallocation of salaries which were previously classified as Research Cost of Sales being re-allocated to Selling, General, and Administrative expenses.
costs.

Net income decreased from $ 211,737 (8% of sales) in 1995 to $ 159,398 (6% of sales) in 1996 due to increased utilities, interest, and labor related to additional emplyees and higher wages.

- ---------------------------------------------------------------------------10

PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings: None
- ------

ITEM 2 - Changes in Securities:
- ------

         On March 15, 1996 the Company declared a 10% stock dividend to shareholders, paid March 29, 1996. The transaction was valued based upon the closing market price of the Company's stock on March 15, 1996, which was $4.00 per share. Retained earnings was charged for $ 541,692 as a result of the issuance of 135,423 shares.

ITEM 3 - Defaults Upon Senior Securities: None
- ------

ITEM 4 - Submission of Matters to a Vote of Security Holders:
- ------

         The Company held its annual meeting on May 17th 1996. At such meeting the following persons were elected directors:

         Director and votes for:

         Carl Horowitz        1,397,789
         Irene Horowitz       1,397,789
         John Ryan            1,397,789
         Alice Ryan           1,397,789
         Boris Jody           1,397,789
         Mohan Sanduja        1,397,789
         Terry J. Wolfgang    1,397,789


ITEM 5 - Other Information: None
- ------

ITEM 6 - Exhibits and Reports on Form 8-k:
- ------

         None


- ----------------------------------------------------------------------------11

                                    FORM 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         POLYMER RESEARCH CORP. OF AMERICA,
                                         -------------------------------------
                                                   (REGISTRANT)


Date  August 5, 1996                      /s/ Carl Horowitz
    -------------------------            -------------------------------------
                                         Carl Horowitz, President and Chief
                                           Accounting Officer




- ----------------------------------------------------------------------------12