Form 10QSB/A
period 1996-06-30
POLYMER RESEARCH CORP OF AMERICA
filed 1996-10-07
CIK 79424

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No.1)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                        Commission file number 0-14119-NY
                                               ----------

                        POLYMER RESEARCH CORP. OF AMERICA
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     New York                                  11-2023495
         -------------------------------                   -------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

                    2186 Mill Avenue
                  Brooklyn, New York                             11236
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

          Issuer's telephone number, including area code: 718-444-4300
                                                          ------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable data.

         As of July 31, 1996, the Registrant had approximately 1,406,169 shares of Common Stock outstanding.

Item 6               EXHIBITS AND REPORTS ON FORM 8-K
------

     The Registrant hereby amends Item 6 of its Form 10-QSB for the quarter ended June 30, 1996 to include as Exhibit 27, the Financial Data Schedule filed herewith.

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SIGNATURE


                                        Polymer Research Corp. of America


Date: October 7, 1996                   By: /s/ Carl Horowitz
      ---------------                       ------------------------------------
                                            Carl Horowitz, President and
                                            Chief Accounting Officer