Form 10QSB
period 1996-09-30
POLYMER RESEARCH CORP OF AMERICA
filed 1996-11-06
CIK 79424

                                    FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended        September 30,1996
                   -----------------------------

Commission file number         0-14119-NY
                   -----------------------------

                       Polymer Research Corp. of America
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                     11-2023495
-------------------------------                     -------------------
(State or other jurisdiction of                       (I.R.S Employer
incorporation or organization)                      Identification No.)

    2186 Mill Avenue, Brooklyn, New York                   11234
---------------------------------------------           ------------
  (Address of principal executive offices)               (Zip code)

                                 (718) 444-4300
               ---------------------------------------------------
               (Registrants telephone number, including area code)

                                 Not Applicable
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X         No
    ---------------       ------------------



                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

October 31, 1996                                         1,406,169
----------------                                         ---------

                        POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                                    Page
                                                                   Number
                                                                   ------
Part I - FINANCIAL INFORMATION:

                          ITEM I - FINANCIAL STATEMENTS

            Balance Sheets:
            September 30, 1996 (Unaudited) and
                      December 31, 1995                             1-2

            Statements of Operations:
            Three months and nine months
                    ended September 30, 1996
                    and 1995 (Unaudited)                              3

            Statements of Cash Flows:
            Nine months ended September 30, 1996
                   and 1995 (Unaudited)                               4

            Notes to Financial Statements                           5-8

            ITEM 2 - MANAGEMENT`S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                    9-10


PART II - OTHER INFORMATION                                          11

PARTI-FINANCIAL INFORMATION
---------------------------
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
--------------------------------------------------------------------------------



                                          September 30,     December 31,
ASSETS                                        1996              1995
------                                     -----------      ------------
                                           (Unaudited)        (Note 1)
CURRENT ASSETS:
Cash                                       $  508,344       $1,474,034
Investment - certificates of deposit          548,093          142,611
Investment securities available
    for sale                                  526,055          588,481
Accounts receivable,less allowances
    of $ 0                                     55,490           59,816
Inventories                                    76,137           72,713
Prepaid expenses and other                     27,404           12,595
                                           ----------       ----------
Total current assets                        1,741,523        2,350,250
                                           ----------       ----------
Land, Property, and Equipment-net           2,944,760        3,014,588
                                           ----------       ----------
Deferred financing costs and other             11,786           12,177
                                           ----------       ----------
Total other assets                             11,786           12,177
                                           ----------       ----------
TOTAL                                      $4,698,069       $5,377,015
                                           ==========       ==========




















The accompanying notes are an integral part of these financial statements. ------------------------------------------------------------------------------1

PART I - FINANCIAL INFORMATION
------------------------------
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
--------------------------------------------------------------------------------



                                               September 30,     December 31,
                                                   1996              1995
                                               -------------     ------------
                                                (Unaudited)        (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt             $    27,473        $    39,146
Accounts payable                                   12,483             13,142
Accrued expenses and other
    current liabilities                           248,144            295,083
Income taxes payable                               44,605             33,400
Deferred revenue                                   50,000            170,837
                                              -----------        -----------
Total current liabilities                         382,705            551,608
                                              -----------        -----------
LONG-TERM DEBT  (NOTE 4)                        1,488,117          2,303,355
                                              -----------        -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
    share, authorized 4,000,000 shares,
    issued 1,489,657 and 1,354,234
    shares respectively                            14,896             13,542
Capital in excess of par value                  2,632,037          2,091,699
Retained earnings                                 246,905            475,518
Unrealized holding losses                          (9,854)            (1,970)
Less: Treasury stock at cost
    83,488 shares in 1996 and
    83,488 shares in 1995                         (56,737)           (56,737)
                                              -----------        -----------
Total Stockholders' Equity                      2,827,247          2,522,052
                                              -----------        -----------
TOTAL                                         $ 4,698,069        $ 5,377,015
                                              ===========        ===========









The accompanying notes are an integral part of these financial statements. -------------------------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED) AND
THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
--------------------------------------------------------------------------------


                                              Three Months Ended                    Nine Months Ended
                                                September  30,                        September  30,
                                        ------------------------------        ------------------------------

                                            1996               1995               1996               1995
                                        -----------        -----------        -----------        -----------
Net revenues:
  Product sales                         $   166,655        $   141,886        $   617,741        $   513,249
  Research                                1,275,500          1,099,641          3,499,224          3,345,613
                                        -----------        -----------        -----------        -----------
  Total                                   1,442,155          1,241,527          4,116,965          3,858,862
                                        -----------        -----------        -----------        -----------

Cost of Revenues
  Product sales                             134,478            117,880            514,945            396,225
  Research                                  237,954            475,727            808,328          1,484,546
                                        -----------        -----------        -----------        -----------
  Total                                     372,432            593,607          1,323,273          1,880,771
                                        -----------        -----------        -----------        -----------

Gross Profit on Revenues                  1,069,723            647,920          2,793,692          1,978,091

Selling, General, and
 Administrative Expenses                    689,668            427,216          2,006,762          1,261,708
                                        -----------        -----------        -----------        -----------
Income  from Operations                     380,055            220,704            786,930            716,383
                                        -----------        -----------        -----------        -----------

Other Revenues (Expenses):
  Interest income                            11,781             11,305             40,468             36,018
  Mortgage modification fee                 (45,000)           (45,000)
  Interest expense (see note 2)             (62,966)           (61,888)          (185,630)          (165,543)
  Rental income                               4,311              3,650              4,311              3,650
                                        -----------        -----------        -----------        -----------
  Total                                     (91,874)           (46,933)          (185,851)          (125,875)
                                        -----------        -----------        -----------        -----------

Income before income taxes                  288,181            173,771            601,079            590,508
Provision for income taxes                 (134,500)           (83,000)          (288,000)          (288,000)
                                        -----------        -----------        -----------        -----------
Net income                              $   153,681        $    90,771        $   313,079        $   302,508
                                        ===========        ===========        ===========        ===========
Income per Share                        $      0.11        $      0.O6 *      $      0.22        $      0.22 *
                                        ===========        ===========        ===========        ===========
Weighted average number of shares
  outstanding during the period           1,406,069          1,406,069 *        1,406,069          1,406,069 *
                                        ===========        ===========        ===========        ===========

* Restated for 1996 10% stock dividend.












The accompanying notes are an integral part of the financial statements -------------------------------------------------------------------------------3

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)
--------------------------------------------------------------------------------






OPERATIONS:                                   1996               1995
                                          -----------        -----------
Net Income                                $   313,079        $   302,508
Charge not affecting funds -
    Depreciation and amortization              75,440             74,658
                                          -----------        -----------
Funds Provided by operations                  388,519            377,166
                                          -----------        -----------
    Asset and liability management:
    Accounts receivable                         4,326            (20,890)
    Inventories                                (3,424)            (7,465)
    Other current assets                      (14,809)             5,981
    Other assets                                  391              8,499
    Accounts payable                             (659)
    Accrued expenses and other                (46,939)           (42,152)
    Income taxes payable                       11,205             18,532
    Deferred revenue                         (120,837)
                                          -----------        -----------
Increase (Decrease) in net
         operating assets                    (170,746)           (37,655)
                                          -----------        -----------
Total                                         217,773            339,511
                                          -----------        -----------
FUNDS PROVIDED BY
  FINANCING
Certificates of deposit                      (405,482)            (4,665)
Investment securities                          54,542             37,381
Payments on long term debt                   (826,911)           (23,297)
                                          -----------        -----------
Total                                      (1,177,851)             9,419
                                          -----------        -----------

INVESTMENT IN LAND, PROPERTY,
  AND EQUIPMENT                                (5,612)           (23,532)
                                          -----------        -----------

INCREASE (DECREASE) IN CASH               $  (965,690)       $   325,398
                                          ===========        ===========





The accompanying notes are an integral part of these financial statements. ------------------------------------------------------------------------------4

                       POLYMER RESEARCH CORP. OF AMERICA
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

The results of operations for the nine month period is not necessarily indicative of the results for an entire year.

The balance sheet at December 31, 1995 has been taken from the audited financial statements as of that date.


NOTE 2 - Summary of Significant Accounting Policies

Business Activity

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


-------------------------------------------------------------------------------5

The Company maintains deposits with financial institutions in excess of amounts insured by the FDIC.

Pervasiveness of Estimates

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

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold,

-------------------------------------------------------------------------------6
using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders' equity, whereas realized gains and losses flow through the Company's yearly operations.

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

-------------------------------------------------------------------------------7

Net Earnings Per Share

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

NOTE 3 - ProvisionforIncomeTaxes  (First nine months)

                     1996                 1995
                     ----                 ----

Federal           $ 172,000            $ 169,000
State and local     116,000              119,000
                    -------              -------
Total             $ 288,000            $ 288,000
                    =======              =======

NOTE 4 - Mortgage Liability

In September of 1996, the company prepaid $ 800,000 due under its mortgage on the Company's building and modified its payment schedule. As modified the Company is obligated to pay the balance of the mortgage in equal monthly instalments of $15,435 including interest at 10.5% per annum through June, 2000. Such mortgage is being amortized using a 25 year amortization. The entire unpaid principal balance is due in a balloon payment of $1,399,534 on June 1, 2000. In connection with the modification, the Company paid the Mortgagee $45,000.

NOTE - 5 - Stock Dividend

On March 15, 1996 the Company declared a 10% stock dividend to shareholders, paid March 29, 1996. The transaction was valued based upon the closing market price of the Company's stock on March 15, 1996, which was $4.00 per share. Retained earnings was charged for $ 541,692 as a result of the issuance of 135,423 shares.

-------------------------------------------------------------------------------8

                        POLYMER RESEARCH CORP. OF AMERICA

            ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment securities have decreased collectively by a $622,634 since December 31, 1995 as a result of income tax payments, a decrease in accrued expenses, and an $ 800,000 prepayment on the building mortgage made in September 1996 which were partially offset by cash generated from operations.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1995, nor expected to be in 1996, sources of cash for use in operations.

The rate of current assets to current liabilities at September 30, 1996 increased to 4.55 to 1.0 as compared to 4.26 to 1.0 at December 31, 1995. The increase is a result of net earnings in 1996 and the decrease in deferred revenue.

Based on the above, the Company's cash, investment, and investment securities position at September 30, 1996 is deemed sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately seven months selling, general, and administrative expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

B.  RESULTS OF OPERATIONS

Three months ended September 30, 1996 v. 1995

Net revenues for the third quarter of 1996 were $ 1,442,155 an increase of $ 200,628 (16%) compared to the third quarter of 1995 as a result of more contracts and increased contract fees. Product sales increased 17% in the third quarter of 1996 over 1995, principally due to increased demand resulting from increased research contracts yielding increased production demand.

The cost of revenues in research decreased from 43% in the third quarter of 1995 to 19% in same quarter of 1996 due to a reallocation of salaries which were previously classified as Research Cost of Sales being re-allocated to Selling, General, and Administrative expenses.

-------------------------------------------------------------------------------9

Costs of product sales decreased from 83% in the third quarter of 1995 to 81% in the same quarter of 1996 principally as a result of increased sales without the need for additional employees and higher wages.

Selling, general, and administrative expenses increased as a percentage of sales from 34% for the third quarter of 1995 to 48% for the comparable quarter of 1996. Such increase is primarily the result of reallocation of salaries which were previously classified as Research Cost of Sales being re-allocated to Selling, General, and Administrative expenses.
costs.

Net income increased from $ 90,771 (7.3% of sales) in 1995 to $ 153,681 (11% of sales) in 1996 due to increased sales.

Nine months ended September 30, 1996 v. 1995

Net revenues for the first nine months of 1996 were $ 4,116,965 an increase of $ 258,103 (6.7%) compared to first nine months of 1995. Research sales increased 4.6% in the first nine months of 1996 as compared to 1995 as a result of more contracts and increased contract fees. The increase in research sales is attributable to increased foreign sales and increased economic demand. Product sales increased 20% in the first nine months of 1996 over 1995. Production revenue increased principally due to increased demand resulting from increased research contracts yielding increased production demand.

The cost of revenues in research decreased from 44% in the first nine months of 1995 to 23% in the first nine months of 1996 due to a re-allocation of salaries which were previously classified as Research Cost of Sales being re-allocated to Selling, General, and Administrative expenses.

Costs of product sales increased from 77% in the first nine months of 1995 to 83% in the first nine months of 1996 principally as a result of increased labor related to additional employees and higher wages.

Selling, general, and administrative expenses increased as a percentage of sales from 33% for the first nine months of 1995 to 49% for the first nine months of 1996. Such increase is primarily the result of reallocation of salaries which were previously classified as Research Cost of Sales being re-allocated to Selling, General, and Administrative expenses.

------------------------------------------------------------------------------10

PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

         Periodically the company becomes subject to litigation concerning research results. Management believes that the ultimate outcome of pending litigation will not have a material adverse effect on the company.

ITEM 2 - Changes in Securities:

                                      None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

                                      None

ITEM 5 - Other Information:           None

ITEM 6 - Exhibits and Reports on Form 8-k:

         Exhibit 27 - Financial Data Schedule
























------------------------------------------------------------------------------11

                                   FORM 10-QSB

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       POLYMER RESEARCH CORP. OF AMERICA,
                                       ----------------------------------------
                                                  (REGISTRANT)


Date October 31, 1996                  /s/ Carl Horowitz
     -----------------------           ----------------------------------
                                       Carl Horowitz, President and Chief
                                         Accounting Officer


































------------------------------------------------------------------------------12