Form 10KSB40
period 1996-12-31
POLYMER RESEARCH CORP OF AMERICA
filed 1997-03-21
CIK 79424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file No. 0-14119-NY

                        POLYMER RESEARCH CORP. OF AMERICA
                 (Name of small business issued in its charter)

         NEW YORK                                  11-2023495
-------------------------------         ----------------------------
(State or other jurisdiction of         (IRS Employer Identification
incorporation or organization)          Number)

    2186 Mill Avenue, Brooklyn, NY                               11234
---------------------------------------                         -------
(Address of principal executive offices)                      (Zip Code)

Issuers telephone number including area code: (718) 444-4300
                                              --------------

Securities registered pursuant to Section 12(b) of the Act:
-----------------------------------------------------------

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------

                 4,000,000 shares of $.01 par value Common Stock

Check whether the issuers: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---    --
Registrant's revenues for its most recent fiscal year - $ 5,078,569
                                                        -----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. Yes   X     No
                       ---        ---

The aggregate market value of voting stock held by non-affiliates of the Registrant at February 18, 1997 was approximately $3,588,525 based on the last sale price of such stock.

As of February 18, 1997, the Registrant had 1,397,820 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

ITEM 1 - BUSINESS

Polymer Research Corp. of America ("The Company") was incorporated under the laws of New York State in 1963. It is principally engaged in research and development in polymer chemistry, on a contract basis, particularly in the application of chemical "grafting," i.e., techniques for modification of organic and inorganic substances. The Company also manufactures and sells products arising from research activities and textile printing inks.

During 1996, research revenues and products sales accounted for 85 percent and 15 percent of the Company's net revenues, respectively.

For a detailed breakdown of segments of the Company's revenues, income, capital expenditures and identifiable assets, see Note 13 of Notes to the Financial Statements.

RESEARCH AND DEVELOPMENT CONTRACT WORK

The Company's principal business is that of research and development on a contract basis for other companies in the field of polymer chemistry, i.e., the chemical creation and use of polymers. "Polymers" are essentially compounds of high molecular weight, such as plastics and resins.

Polymers result from chemical reactions of compounds with low molecular weights, called "monomers," which react to form a polymer. Generally, a polymerization reaction (i.e., the chemical creation of a polymer) entails the application of heat to a solution containing the appropriate monomers, in the presence of a catalyst; the result of the reaction can include one or more kinds of polymers.

The Company owns several patented processes for chemical "grafting" technology. Chemical "grafting" refers to processes by which surfaces are bonded together, or a coating is affixed to a surface, or in depth, through various polymerization reactions.

Chemical "grafting" is done by treating a surface with one or more solutions containing monomers, polymers and/or other chemicals. By using heat, catalysts and/or other appropriate techniques, small "whiskers" grow on the surface being treated. These "whiskers" are generally polymers which include in their chemical makeup molecules that remain part of the surface being treated. The "whiskers" can themselves form a protective coating on a surface or join the "whiskers" from another surface thus bonding the two surfaces together. Alternately, by suitable methods, grafting can take place in depth throughout the body of the substrate, i.e. the product to be grafted.

By using chemical "grafting" techniques, the Company can form a permanent scratch and corrosion-resistant protective coating on plastics, rubber, metals, and other substances. Based upon the Company's research, management believes that there are many other practical applications of these techniques that have not yet been fully developed or discovered.

Research and development contract work for specific application of its chemical "grafting" techniques has been done for pharmaceutical companies and manufacturers of industrial equipment, tires, packaging material, pipes, tubes and plastic films, and other enterprises. The Company continues to seek and obtain such research and development contract work.

A majority of the Company's research and development work in chemical "grafting" is done for customers in the private sector. The Company markets its research and development services by contacting businesses which might have a use for chemical "grafting." Typically the Company and the prospective customer determine the possible application of chemical "grafting" in which the customer has an interest. The Company then submits a research proposal based on specifications provided by the prospective customer. If the proposal is accepted, or if an acceptable proposal is negotiated, the Company enters into a contract with the customer and commences the research that is required.

A majority of the Company's research and development contracts are for specified periods of time. Most such contracts extend for a period of three to four months and are renewable. The remainder of the Company's research and development contract work is done either on a lump sum or month-to-month basis. The "typical" monthly payment to the Company under a research and development contract ranges from $20,000 to $40,000.

Research revenue earned from foreign customers outside the United States aggregated $1,535,654 for 1996, representing approximately 35% of total annual research revenues.

Almost all of the research and development contracts provide that if the Company successfully develops a patentable new process while working on the contract, the Company will assign patent rights to the customer who then will have the right to use that process. This right generally extends only for uses which the Company was hired to do the research, and in some instances, is dependent upon the customer making specified payments to the Company. The Company believes that these provisions in its contracts are necessary and have not unreasonably inhibited the Company's research and development projects for other customers.

The Company employs 5 in-house sales persons plus 3 persons in training to market its research and development contracts, primarily through bulk mailings to targeted potential customers.

To date, all of the Company's research and development services have been related to contracts for customers.

PRODUCTION

The Company manufactures products resulting from research work as an accommodation for the companies for whom the research work was done.

The Company also has, since its inception, produced and sold color inks, and components thereof. These products are used by textile businesses for the printing of textiles.

The manufacture of textile inks is essentially a process of mechanically mixing solvents, resins, emulsions, gums, oils and pigments to produce a colored ink which can be printed onto cloth. The Company owns and operates the mixing machinery for this manufacturing process and acquires the required ingredients from a variety of sources. The Company is not dependent upon a particular supplier for the ingredients. The Company's textile inks are solvent-free and non-polluting.

During 1996, 1995 and 1994, no one customer of the Company accounted for more than 5% of its sales of textile inks. The Company has no long-term contracts with its customers for textile inks and maintains approximately a one-month supply of the ingredients for the textile inks in inventory. The Company fills 95% of all textile ink orders within two business days after their receipt.

The Company's sales of textile inks are dependent upon the decision of textile companies as to whether they will dye or print their fabrics. Such a decision is primarily based on fashion trends, with one-color fabrics requiring dyeing and multi-colored fabrics requiring printing. However, these trends have not had a material adverse effect on the Company's revenues because the Company has maintained a reliable customer base in the United States. The sales of printing inks has not been a significant source of revenues or profits for the Company.

The Company employs 1 in-house salesperson to sell its textile inks. The Company markets its textile inks to the United States and foreign customers. Foreign customers account for less than 5% of the Company's textile ink sales.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 1996, the Company had 49 full-time employees. The President and the 16 other scientists in the Company's Research Department are engaged in research and development. The Products Department has 4 employees who are engaged in the production of items arising from research and textile inks. There are 8 employees in the sales and marketing departments. In addition, there are 16 clerical employees and 4 maintenance employees.

The Company's technical staff sign nondisclosure agreements whereby they agree to keep the technical information and processes of the Company confidential. In those agreements, such technical personnel also agree to unconditionally assign to the Company all techniques and inventions developed by them in furtherance of or related to Company projects.

None of the Company's employees are members of a labor union. There have been no strikes or work stoppages and the Company believes its employee relations are satisfactory.

COMPETITION

The fields in which the Company does business are highly competitive.

In its contract research and development business, the Company competes with the in-house research and development staffs of its customers and scientists at educational institutions and foundations who will do private grant research on processes to produce materials with characteristics of the types desired by the Company's customers. The Company also faces potential competition from research and development companies which are substantially larger than the Company, and various private laboratories, although the Company believes that it is presently the only Company doing contract research and development work in the field of chemical "grafting" for other companies. The Company's "grafting" techniques include the use of innocuous or mild non-alkaline and non-acidic chemicals. In addition, the Company's method of grafting, by use of chemicals, is less expensive than other methods such as gamma-ray grafting.

In its textile ink business, the Company faces intense competition from a variety of competitors, many of whom are substantially larger and have significantly greater resources, reputations and marketing abilities than does the Company, and the Company is not a significant factor in this business. The fact that the Company's textile inks are solvent free and non-polluting makes its products, in management's view, more desirable than those of its competitors.

ENVIRONMENTAL CONSIDERATION

The Company does not believe that its operations are adversely affected by existing environmental regulations. The Company's primary waste products are non-toxic and non-corrosive such as wood, paper and cardboard and are disposed of by a private sanitation company. The small amount of chemicals that the Company disposes of are sealed in non-corrosive containers and are removed from the premises by a company that disposes of corrosive waste.

PATENTS

The Company's President and other employees of the Company have assigned a total of 16 United States patents to the Company, 9 of which have expired. The assigned patents, which cover the basic grafting process, were issued between 1968 and 1996. Each patent is effective for 17 years from the date of its issuance.

Management can give no assurance that any of the patents which the Company possesses or might possess in the future, will be enforceable or, if enforceable, will provide the Company or the holder thereof with an advantage over its competitors.

ITEM 2. PROPERTY

The Company's offices, research and development and manufacturing facilities are located in a 64,000 square foot three-story building at 2186 Mill Avenue, Brooklyn, New York. On June 4, 1990, the Company purchased the building and adjoining property. The Company had previously leased this facility under the terms of a long-term operating lease. The purchase price of the property was $3,000,000 of which the Company paid $500,000 and granted a $2,500,000 seller-financed mortgage, which was renegotiated during 1996. Under the terms of the renegotiated mortgage the Company made an $800,000 principal installment and paid a $45,000 renegotiation fee.
(See Note 6 of Notes to Financial Statements).

The Company utilizes the space in the following manner: approximately 11,000 square feet is devoted to office space; approximately 10,000 square feet is devoted to production of items resulting from research and textile inks; approximately 35,000 square feet is devoted to research and laboratory facilities and 8,000 square feet is devoted to warehousing inventory.

The Company believes that its facility is adequate for its current needs and those of the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in certain lawsuits which arose in the normal course of the Company's business. In the opinion of management, should these cases be adversely determined, the allowance the Company has provided is sufficient to cover the potential damages on these suits, and they will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996, no matters were submitted to a vote of the Company's security holders.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS

Since the third quarter of 1990, the Company's Common Stock has traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") small capital market. The following table sets forth the high and low bid prices for the periods indicated where the Common Stock is traded under the symbol PROA. The indicated prices are interdealer prices without retail markups, markdowns or commissions and do not necessarily represent actual sales. The limited amount of sales within these ranges should not be interpreted to indicate that an established trading market exists for the shares of Common Stock, nor do these prices necessarily accurately reflect the true value of such shares. The prices indicated have not been adjusted for stock dividends and stock splits referred to below.

                                       Bid Prices
                                       ----------
       Quarter                    LOW            HIGH
       -------                    ---            ----
1996
     October - December            2             2-5/8
     July - September              2-5/16        3-1/4
     April - June                  3-5/8         5-1/4
     January - March               3-5/8         4-3/4

1995
     October - December            3             5-1/8
     July - September              4-5/8         7-5/8
     April - June                  2-13/64       9-13/32
     January - March               2-5/8         3-3/8

1994
     October - December            2-3/4         3-1/2
     July - September              2-1/4         3-1/8
     April - June                  2-5/8         3-3/4
     January - March               3             4

DIVIDEND POLICY

The Company has paid no cash dividends to its stockholders since its incorporation and has no present intention to do so. The payment of dividends in the future will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other factors at the time.

On March 1, 1996 the Company declared a 10% stock dividend to shareholders at March 15, 1996, paid March 29, 1996. The transaction was valued based upon the closing market price of the Company's stock on the day prior to declaration (See
Note 9 of Notes to Financial Statements).

On February 21, 1995 the Company declared a 10% stock dividend to shareholders at March 6, 1995, paid March 20, 1995. The transaction was valued based upon the closing market price of the Company's stock on the day prior to the declaration. (See Note 9 of Notes to Financial Statements).

On June 6, 1995 the Company declared a 5 for 4 stock split effected in the form of a 25% stock dividend, to its shareholders at June 19, 1995 and distributed June 27, 1995. (See Note 10 of Notes to Financial Statements).

On July 20, 1995 the Company adopted a Shareholders Rights Plan. The Rights Plan provides for the issuance of one stock right, entitling the holder to buy one share of common stock at a price of $25 (subject to adjustment, for each outstanding share of the Company's common stock. The rights will become excessible only if an "acquiring party" (as defined) acquires or announces a tender offer to acquire 15% or more of the Company's common stock. The rights expire July 31, 2005 (See Note 11 of Notes to Financial Statements).

On January 18, 1994 the Company declared a 10% stock dividend to shareholders at January 31, 1994, paid February 22, 1994. The transaction was valued based upon the closing market price of the Company's stock on the day prior to the declaration. (See Note 9 of Notes to Financial Statements).

As of February 18, 1997 there were 1,397,820 shares outstanding, which were held by 400 shareholders of record.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue Analysis
                                            Year Ended December 31,
                                            -----------------------
                                                                 Percentage of
                                  ($ In Thousands)               Total Revenues
                                                                 --------------
                               1996    1995    1994      1996    1995    1994
                              -----    ----    ------    ----    ----    ----
Research                      $4,326  $4,608  $4,392     85.0%   89.0%   91.4%
Production                       752     571     413     15.0    11.0     8.6
                              ------  ------  ------    -----   -----   -----
Total revenues                $5,078  $5,179  $4,805    100.0%  100.0%  100.0%
                              ======  ======  ======    =====   =====   =====

1996 v. 1995

Total revenues decreased $101,000 or 2% from $5,179,000 in 1995 to $5,078,000 in 1996. Research revenues decreased 6% while production revenue increased $181,000 or 32.0% from 1995 to 1996.

The decrease in research revenue was primarily attributable to turnover of personnel. During the latter part of 1995 and early 1996 several important sales department people left the Company. Their replacements were unable to offset the decrease in revenue generated by these former employees.

The increase in production sales was primarily the result of increased demand resulting from research findings for customers in prior years and increased demand from the industry for polymer coatings.

The rate of inflation has not had a material impact upon the results of operations.

1995 v 1994

Total revenues increased $374,000 or 8% from $4,805,000 in 1994 to $5,179,000 in 1995. The increase in research revenue accounted for 58% of the increase in revenue as production revenue increased $158,000 or 38.3% from 1994 to 1995. The increase was primarily attributable to the continuing strong marketing activities in recent years, increased demand for research over the last year as well as continued expansion of the Company's reputation in the industry because of its technical abilities. The rate of inflation has not had a material impact upon the results of operations.

Cost of Revenues Analysis

                                          Year Ended December 31,
                                          -----------------------
                                                          Percentage of
                                ($ In Thousands)          Total Revenues
                                                          --------------
                                1996    1995    1994   1996   1995  1994
                                ----    ----    ----   ----   ----  ----
Research                       $1,017  $1,311  $1,187  20.0%  25.3% 24.7%
Production                        623     505     392  12.3    9.8   8.2
                               ------  ------  ------  -----  ----- ----
Total cost of
 revenues                      $1,640  $1,816  $1,579  32.3%  35.1% 32.9%
                               ======  ======  ======  =====  ===== =====

The cost of research revenues for 1995 and 1994, set forth above, have been adjusted to exclude sales salaries, which have been reclassified to selling, general and administrative expenses.

1996 V 1995

Costs of revenues as a percentage of sales decreased from 35.1% in 1995 to 32.3% in 1996. The primary cause is decreased labor costs.

1995 V 1994

Costs of revenues as a percentage of sales increased slightly from 32.9% in 1994 to 35.1% in 1995. The primary cause is increased labor costs.

Selling, General and Administrative Expenses Analysis

                                             Year Ended December 31,
                                             -----------------------
                                                               Percentage of
                                 ($ In Thousands)             Total Revenues
                                                              --------------
                                 1996    1995    1994    1996   1995   1994
                                 ----    ----    ----    ----   ----   ----
Selling, General
& Administrative
Expenses                       $2,681   $2,451   $2,297   52.8%  47.3%  47.8%
                               ======   ======   ======  =====  =====  =====

Selling, general and administrative expenses for 1995 and 1994, set forth above, have been adjusted to include sales salaries, which were previously charged to costs of research revenues.

1996 V 1995

Selling, general and administrative expenses, as a percentage of sales, increased to 52.8% in 1996, as compared to 47.3% during 1995. The increase is attributed to increased support salaries and related expenses, increased insurance costs, and increased travel expenses.

1995 V 1994

Selling, general and administrative expenses, as a percentage of sales, decreased slightly to 47.3% in 1995, as compared to 47.8% during 1994. The increase is attributed to increased officer salaries and related expenses to support the additional volume, increased professional fees and increases in selling expenses.

Income Taxes

1996 V 1995

A total of $158,000 was provided for income taxes for 1996 as compared to $359,000 in 1995. The provision for income taxes in 1996 and 1995 were calculated based on the statutory federal income tax rate of 34% plus state and local taxes. (See Note 12 of Notes to Financial Statements).

1995 v 1994

A total of $359,000 was provided for income taxes for 1995 as compared to $290,000 in 1994. The provision for income taxes in 1995 and 1994 were calculated based on the statutory federal income tax rate of 34% plus state and local taxes. (See Note 12 of Notes to Financial Statements).


CAPITAL RESOURCES AND LIQUIDITY

During 1996, 1995 and 1994, the Company had net cash provided by operating activities of $393,000, $608,000 and $184,000, respectively. During 1996, 1995 and 1994 the Company used $275,000, $774,000 and $771,000 to purchase investments, consisting of mutual bond funds and certificate of deposits. In addition the Company used $18,000, $41,000 and $157,000 to acquire property and equipment during 1996, 1995 and 1994, respectively. During 1996, 1995 and 1994 the Company made principal payments on long-term debt aggregating $831,000, $32,000 and $35,000, respectively. The principal payments for 1996 includes an $800,000 principal installment paid in connection with the mortgage renegotiation. (See Note 6 of Notes to Financial Statements).

Cash has decreased from $1,474,034 at December 31, 1995 to $709,170 at December 31, 1996. (See the statement of cash flows for a more detailed analysis of opening versus closing cash).

Cash is generated and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1996, nor expected to be in 1997, significant sources of cash.

In an attempt to secure a better, yet safe, return on excess cash, management has elected to invest certain cash amounts in marketable securities. These securities include U.S. Government and New York State Mutual Bond Funds. The Company closely monitors these investments which are subject to price fluctuation (See Note 2 to Financial Statements).

There are no known demands for cash related to capital expenditures seen as imminent in the upcoming three years based on stable sales. Capital expenditures anticipated in the next year are anticipated to approximate those in the past three years (see above).

The Company's cash position at December 31, 1996 is deemed sufficient to cover any unforeseen sales downturn as it is equal to approximately 3 months of selling, general and administrative expenses. Over both the long and short term, liquidity will be the direct result of sales.

The ratio of current assets to current liabilities at December 31, 1996 was 2.41 to 1.0 as compared to 4.26 to 1.0 at December 31, 1995.

GENERAL DISCUSSION

Cash flow of the Company is a direct result of net income and net cash provided from operating activities. Credit extended by the Company in the form of receivables and received in the form of payables has not had and will not have a significant impact on cash flow.

Cash flow from financing and investing activities is not expected to have an impact on cash flow in the next 1 to 3 years. However, the Company is preparing for the building mortgage balloon payment due on June 1, 2000 related to the building mortgage (see Note 6 of Notes to the Financial Statements). Management intends to provide for this payment by accumulating cash prior to the payment due date.

It is the intent of management to continue on the steady course direction of recent years which includes steadily increasing research sales yielding sufficient cash flow to fund operations and provide funds for the future balloon payment due on the building mortgage and very little in the way of balance sheet asset or liability increases which will use or provide cash.

No significant changes to operating expenses are anticipated within the next 1 to 3 years.

SEGMENT DISCUSSION

The Company is primarily in the business of research sales. The sale of textile inks and chemical products is an accommodation to research customers and is not seen as a segment that could stand on its own as an independent business. Availability of production of research breakthroughs is an important marketing tool of the Company to its research customers. No significant capital expenditures are foreseen in the next 1 to 3 years as necessary for the continued production of textile inks and chemical products, including potential increases in such production.

ANALYTIC REVIEW OF QUARTERLY RESULTS

Total revenue for the fourth quarter decreased substantially from the average of the prior three quarters. However, the Company entered into many new contracts during the month of December, 1996 resulting in the Company reporting deferred revenue of $393,300 at December 31, 1996. Deferred revenue represents research revenue received but not yet earned.

Other income and expenses were significantly higher in the fourth quarter principally as a result of legal settlements provided for during the quarter. In addition there were normal year end expenses including bonuses and holiday expenses as well as legal, travel, and entertainment expenses in connection with increased year-end selling efforts.

                            3/31/96     6/30/96     9/30/96    12/31/96
                            -------     -------     -------    --------

Total revenue             $1,315,557  $1,359,253  $1,442,155  $  961,604
Cost of revenue              479,508     471,333     372,432     317,507
Gross profit                 836,049     887,920   1,069,723     644,097
SG&A expenses                634,867     682,227     689,668     673,743
Income (loss)
 from operations             201,182     205,693     380,055     (29,646)
Other expenses               (45,617)    (48,360)    (91,874)   (243,908)
Pre-tax income
 (loss)                      155,565     157,333     288,181    (273,554)
Income tax expense
 (benefit)                    75,500      78,000     134,500    (130,303)
Net income (loss)             80,065      79,333     153,681    (143,251)


During the years ended 1996, 1995 and 1994, the quarterly financial statements reflected a charge for an annualized profit sharing contribution of $100,000. Such amount is paid in the subsequent year and is included in accrued expenses.

                             POLYMER RESEARCH CORP.
                                   OF AMERICA

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                        POLYMER RESEARCH CORP. OF AMERICA



                                    CONTENTS



                                                                      Page


Independent Auditors' Report                                          F-1

Financial Statements

         Balance Sheets at December 31, 1996
         and 1995                                                     F-2 - F-3

         Statements of Income for the Years Ended
         December 31, 1996, 1995 and 1994                             F-4

         Statement of Changes in Stockholders' Equity
         for the Years Ended December 31, 1996, 1995
         and 1994                                                     F-5

         Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994                             F-6 - F-7

         Notes to Financial Statements                                F-8 - F-19

Financial Statement Schedules

For the Years Ended December 31, 1996, 1995 and 1994:

         Report of Independent Certified Public
         Accountants on Financial Statement Schedules                 F-20

VIII     Valuation and Qualifying Accounts and Reserves               F-21

   X Supplementary Income Statement Information                       F-22

  XI Property, Equipment and Accumulated Depreciation                 F-23

         All other schedules have been omitted because the required information is included in the financial statements or the notes thereto or because they are not required.

                                  [LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT




To The Stockholders and Board of Directors
Polymer Research Corp. of America
Brooklyn, New York


We have audited the accompanying balance sheets of Polymer Research Corp. of America at December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polymer Research Corp. of America at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                            /s/ Castellano, Korenberg & Co. CPAs, P.C.
                            ---------------------------------------------------
                            CASTELLANO, KORENBERG & CO. CPAs, P.C.


Westbury, New York
February 18, 1997

                        POLYMER RESEARCH CORP. OF AMERICA

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                  1996            1995
                                                  ----            ----

CURRENT ASSETS:
Cash                                            $  709,170    $1,474,034
Certificates of deposit                            554,338       142,611
Investment securities available
   for sale                                        473,283       588,481
Accounts receivable, less allowance for
   doubtful accounts of $-0- for 1996
   and $4,000 for 1995                              91,850        59,816
Inventories                                         85,822        72,713
Prepaid income taxes                               167,000           -0-
Prepaid expenses and other current assets           28,086        12,595
                                                ----------    ----------

         Total Current Assets                    2,109,549     2,350,250
                                                ----------    ----------

PROPERTY AND EQUIPMENT                           2,939,514     3,014,588
                                                ----------    ----------

OTHER ASSETS:
Deferred financing costs, less
   accumulated amortization of $2,728 for
   1996 and $2,366 for 1995                         11,814        12,177
                                                ----------    ----------


                                                $5,060,877    $5,377,015
                                                ==========    ==========












       See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               1996                 1995
                                                                                               ----                 ----

CURRENT LIABILITIES:
    Current maturities of long-term debt                                                   $   28,143            $   39,146
    Accounts payable                                                                           56,907                13,142
    Deferred revenue                                                                          393,300               170,837
    Income taxes payable                                                                          -0-                33,400
    Accrued expenses and other current
     liabilities                                                                              417,714               295,083
                                                                                           ----------            ----------

         Total Current Liabilities                                                            896,064               551,608
                                                                                           ----------            ----------

LONG-TERM LIABILITY:
  Long-term debt, less current maturities                                                   1,483,080             2,303,355
                                                                                           ----------            ----------

STOCKHOLDERS' EQUITY:
    Common stock - $.01 par value; 4,000,000 shares authorized; 1,489,657 and
     1,354,234 shares issued at December 31, 1996 and
     1995 respectively                                                                         14,896                13,542
    Capital in excess of par value                                                          2,632,037             2,091,699
    Retained earnings                                                                         103,654               475,518
    Unrealized holding losses                                                                 (12,117)               (1,970)
                                                                                           ----------            ----------
                                                                                            2,738,470             2,578,789

Less:  Treasury stock, at cost - 91,837
         shares in 1996 and 83,488 shares
             in 1995                                                                           56,737                56,737
                                                                                           ----------            ----------

    Total Stockholders' Equity                                                              2,681,733             2,522,052
                                                                                           ----------            ----------


                                                                                           $5,060,877            $5,377,015
                                                                                           ==========            ==========








       See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                              1996                   1995                1994
                                                                              ----                   ----                ----
NET REVENUES:
         Research                                                          $4,326,424             $4,607,889            4,391,701
         Production                                                           752,145                571,256              412,693
                                                                           ----------             ----------           ----------
                                                                            5,078,569              5,179,145            4,804,394
                                                                           ----------             ----------           ----------
COST OF REVENUES:
         Research                                                           1,017,460              1,310,643            1,186,968
         Production                                                           623,320                504,621              392,421
                                                                           ----------             ----------           ----------
                                                                            1,640,780              1,815,264            1,579,389
                                                                           ----------             ----------           ----------

GROSS PROFIT                                                                3,437,789              3,363,881            3,225,005

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                                   2,680,505              2,450,509            2,297,423
                                                                           ----------             ----------           ----------

INCOME FROM OPERATIONS                                                        757,284                913,372              927,582
                                                                           ----------             ----------           ----------

OTHER INCOME (EXPENSE):
         Interest income                                                       58,965                 55,358               44,363
         Interest expense                                                    (227,683)              (227,195)            (272,452)
         Net rental income (expense)                                            2,850                  5,000              (26,384)
         Litigation settlements                                              (217,270)               (40,641)             (33,773)
         Loss on disposition of property
          and equipment                                                           -0-                    -0-              (13,762)
         Realized gain (loss) on investment
          in marketable securities                                             (1,621)                 9,890               (3,779)
                                                                           ----------             ----------           ----------
         Mortgage modification expense                                        (45,000)                   -0-                  -0-
                                                                           ----------             ----------           ----------

                  Total Other Expense                                        (429,759)              (197,588)            (305,787)
                                                                           ----------             ----------           ----------

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                                                        327,525                715,784              621,795

PROVISION FOR INCOME TAXES                                                    157,697                358,841              290,397
                                                                           ----------             ----------           ----------

NET INCOME                                                                 $  169,828             $  356,943           $  331,398
                                                                           ==========             ==========           ==========

EARNINGS PER SHARE                                                         $      .12             $      .26*          $      .24**
                                                                           ==========             ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                                1,397,820              1,397,820*           1,398,634**
                                                                           ==========             ==========           ==========

 * Restated for 1996 10% stock dividend
** Restated for 1996 10% stock dividend and 1995 10% stock dividend and 5 for 4 stock split




       See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                Common Stock, $.01 Par
                                   Value Authorized;
                                   4,000,000 Shares         Capital                  Unrealized    Treasury Stock - At Cost
                               -----------------------    in Excess     Retained       Holding     ------------------------
                                 Shares       Amount        of Par      Earnings        Losses       Shares        Amount
                                 ------       ------        ------      --------        ------       ------        ------

BALANCE, DECEMBER 31, 1993        895,319    $   8,953   $ 1,484,587   $   398,878    $    -0-        53,839    $  (52,286)

STOCK DIVIDEND                     89,578          896       312,627      (313,523)        -0-         5,384           -0-

PURCHASE OF TREASURY STOCK            -0-          -0-           -0-           -0-         -0-         1,496        (4,451)

UNREALIZED LOSS ON
 INVESTMENT SECURITIES
 AVAILABLE FOR SALE                   -0-          -0-           -0-           -0-     (27,198)          -0-           -0-

NET INCOME                            -0-          -0-           -0-       331,398         -0-           -0-           -0-
                               ----------   ----------   -----------   -----------   ---------    ----------    ----------
BALANCE, DECEMBER 31, 1994        984,897        9,849     1,797,214       416,753     (27,198)       60,719       (56,737)

STOCK DIVIDEND                     98,490          985       294,485      (295,470)        -0-         6,072           -0-

STOCK SPLIT                       270,847        2,708           -0-        (2,708)        -0-        16,697           -0-

UNREALIZED GAIN ON
 INVESTMENT SECURITIES
 AVAILABLE FOR SALE                   -0-          -0-           -0-           -0-      25,228           -0-           -0-

NET INCOME                            -0-          -0-           -0-       356,943         -0-           -0-           -0-
                               ----------   ----------   -----------   -----------   ---------    ----------    ----------

BALANCE, DECEMBER 31, 1995      1,354,234       13,542     2,091,699       475,518      (1,970)       83,488       (56,737)

STOCK DIVIDEND                    135,423        1,354       540,338      (541,692)        -0-         8,349           -0-
UNREALIZED LOSS ON
 INVESTMENT SECURITIES
 AVAILABLE FOR SALE                   -0-          -0-           -0-           -0-      (10,147)         -0-           -0-

NET INCOME                            -0-          -0-           -0-       169,828          -0-          -0-           -0-
                               ----------   ----------   -----------   -----------   ---------    ----------     ----------
BALANCE DECEMBER 31, 1996       1,489,657   $   14,896   $ 2,632,037   $   103,654    $ (12,117)      91,837     $ (56,737)
                                =========   ==========   ===========   ===========    =========   ==========     ==========


            See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                          1996                 1995                 1994
                                                                          ----                 ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                        $5,266,656           $5,260,240           $4,753,698
   Interest received                                                       58,965               55,358               44,363
   Rent received                                                            2,850                5,000               20,200
                                                                       ----------           ----------           ----------
    Cash Provided By Operating
     Activities                                                         5,328,471            5,320,598            4,818,261
                                                                       ----------           ----------           ----------

   Cash paid for merchandise                                           (1,572,608)          (1,752,829)          (1,566,462)
   Cash paid to suppliers and
    employees                                                          (2,585,381)          (2,354,309)          (2,321,280)
   Interest paid                                                         (227,683)            (227,195)            (272,452)
   Income taxes paid                                                     (358,097)            (348,556)            (450,955)
   Cash paid for litigation
    settlement                                                           (146,770)             (30,141)             (23,273)
   Mortgage modification fee paid                                         (45,000)                 -0-                  -0-
                                                                       ----------           ----------           ----------
     Cash Disbursed For Operating
      Activities                                                       (4,935,539)          (4,713,027)          (4,634,422)
                                                                       ----------           ----------           ----------

          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                                            392,932              607,571              183,839
                                                                       ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of
   certificates of deposit                                                142,611              136,086               49,948
  Proceeds from sale of marketable
   securities                                                             378,619              807,290              589,606
                                                                       ----------           ----------           ----------
  Cash Provided By Investing
   Activities                                                             521,230              943,376              639,554
                                                                       ----------           ----------           ----------

  Purchase of certificates of
   deposits                                                              (554,338)            (142,611)                 -0-
  Purchase of marketable securities                                      (275,189)            (773,517)            (771,386)
  Purchase of property and equipment                                      (18,221)             (41,445)            (156,681)
                                                                       ----------           ----------           ----------
         Cash Disbursed For Investing
               Activities                                                (847,748)            (957,573)            (928,067)
                                                                       ----------           ----------           ----------

             NET CASH USED IN INVESTING
                      ACTIVITIES                                         (326,518)             (14,197)            (288,513)
                                                                       ----------           ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term
   borrowings                                                            (831,278)             (32,460)             (34,560)
  Purchase of treasury stock                                                  -0-                  -0-               (4,451)
                                                                        ----------           ----------          ----------

             NET CASH USED IN FINANCING
              ACTIVITIES                                                 (831,278)             (32,460)             (39,011)
                                                                       ----------           ----------           ----------

             NET INCREASE (DECREASE) IN
              CASH                                                       (764,864)             560,914             (143,685)
             CASH, BEGINNING OF YEAR                                    1,474,034              913,120            1,056,805
                                                                       ----------           ----------           ----------

             CASH, END OF YEAR                                         $  709,170           $1,474,034           $  913,120
                                                                       ==========           ==========           ==========

      See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                       1996                 1995                1994
                                                                       ----                 ----                ----

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                                          $  169,828           $  356,943           $  331,398
                                                                    ----------           ----------           ----------

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

  Loss on disposition of property
   and equipment                                                           -0-                  -0-               13,762
  Depreciation and amortization                                         93,658              103,824               99,052
  Bad debt expense                                                       2,342                6,255                3,328
  Realized (gain) loss on investment
   in marketable securities                                              1,621               (9,890)               3,779

  Changes in assets (increase) decrease:
    Accounts receivable                                                (34,376)              (6,026)             (37,696)
    Inventories                                                        (13,109)              (1,043)                 282
    Prepaid income taxes                                              (167,000)                 -0-                  -0-
    Prepaid expenses and other current
     assets                                                            (15,491)              41,699              (43,164)
    Other assets                                                           -0-                8,199                9,774

  Changes in liabilities increase (decrease):
    Accounts payable                                                    43,765               (8,111)             (17,640)
    Deferred revenue                                                   222,463               85,837              (13,000)
    Income taxes payable                                               (33,400)              10,275             (160,558)
    Accrued expenses and other current
     liabilities                                                       122,631               19,609               (5,478)
                                                                    ----------           ----------           ----------

    Total Adjustments                                                  223,104              250,628             (147,559)
                                                                    ----------           ----------           ----------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                                         $  392,932           $  607,571           $  183,839
                                                                    ==========           ==========           ==========


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Stock dividend paid                                             $    1,354           $      985           $      896
                                                                    ==========           ==========           ==========

    Stock split paid                                                $      -0-           $    2,708           $      -0-
                                                                    ==========           ==========           ==========

    Unrealized gain (loss) on
     investment securities                                          $  (10,147)          $   25,228           $  (27,198)
                                                                    ==========           ==========           ==========


      See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -        Summary of Significant Accounting Policies

                Business Activity

                Polymer Research Corp. of America ("The Company") is an international research concern. The Company is predominately engaged in the research and development of the applications of chemical grafting. Secondarily, the Company produces and sells products arising from research activities and textile printing inks. Revenue for research and production is derived from various manufacturers throughout the United States and worldwide.

                Credit Risk

                Financial instruments that potentially subject the Company to credit risk include investments in United States Treasury bills, notes and other certificates of deposit, government agencies' securities and U.S. Government and New York State mutual bond funds. Future changes in economic conditions may make the investments less valuable.

                In addition, financial instruments that potentially subject the Company to credit risk also include accounts receivable. Accounts receivable resulting from product sales are not collateralized. The Company maintains deposits with financial institutions in excess of amounts insured by the FDIC.

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

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 1 -        Summary of Significant Accounting Policies (cont'd)

                Revenue Recognition

                Revenue from research contracts is recognized based upon two criteria: first, client approval of performance of specific stage of the contract and second, collection of the resulting revenue is assured. Revenue from production is recognized when the product is shipped for sale to customers.

                Cash Equivalents

                The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

                Investment Securities

                The Company determines the appropriate classification of securities at the time of purchase. If the Company has the intent and the ability at the time of purchase to hold securities until maturity or on a long-term basis, they are classified as investment securities and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

                Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders' equity, whereas realized gains and losses flow through the Company's yearly operations.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 1 -        Summary of Significant Accounting Policies (cont'd)

                Inventories

                Inventories, which consists of raw materials and finished goods is valued at the lower of cost or market, with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value.

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

                Depreciation and amortization of property and equipment is provided utilizing both the straight-line and accelerated methods over the estimated useful lives of the respective assets as follows:

                Building and building
                 improvements                             40 years
                Land improvements                         20 years
                Transportation equipment              3 to 5 years
                Machinery and equipment                    5 years
                Furniture and fixtures               5 to 10 years
                Office equipment                           5 years

                Deferred Financing Costs

                Costs incurred in obtaining the mortgage used to finance the purchase of its building have been capitalized and are being amortized over the term of the related obligation utilizing the straight-line method.

                Deferred Revenue

                The Company records as deferred revenue payments received from research contracts prior to the culmination of the revenue process.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 1 -        Summary of Significant Accounting Policies (cont'd).

                Income Taxes

                The Company accounts for its income taxes utilizing Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires that the Company follow the liability method of accounting for income taxes.

                The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences." The adoption of the new standard did not have a material impact on the Company's financial position or results of operations.

                Profit Sharing Plan

                The Company maintains a qualified noncontributory profit sharing plan. The plan provides all eligible employees with a source of retirement income, as well as assistance in other circumstances such as death or disability. Eligible employees must meet two requirements to become participants; attainment of age 21 and completion of one year of service with the Company. Employer contributions are determined by an annual resolution of the Board of Directors. A percentage of the benefits vest after three years of qualifying service.

                Earnings Per Share

                Earnings per share is computed based upon the weighted average number of common shares outstanding during each year.

                Reclassifications

                Certain accounts relating to the prior years have been reclassified to conform to the current year's presentation. These reclassifications have no effect on previously reported income.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 2 -        Investment Securities

                At December 31, 1996 and 1995, the investment securities portfolio is comprised of securities classified as available for sale, in conjunction with the adoption of FASB 115, resulting in investment securities available for sale being carried at market value.

                The amortized cost and fair values of investment securities available for sale at December 31, 1996 are:

                                               Gross        Gross
                                  Amortized  Unrealized   Unrealized     Fair
                                     Cost       Gains       Losses       Value
                                  ---------  ----------  ---------   ---------

                U.S. Treasury
                 securities       $ 148,367  $      -0-  $  (2,332)  $ 146,035
                Obligations of
                 other U.S.
                 government
                 agencies           194,572         -0-     (9,407)    185,165
                Other securities    149,999         -0-     (7,916)    142,083
                                  ---------  ----------  ---------   ---------

                                  $ 492,938  $      -0-  $ (19,655)  $ 473,283
                                  =========  ==========  =========   =========

                The amortized cost and fair values of investment securities available for sale at December 31, 1995 are:

                                                Gross        Gross
                                  Amortized  Unrealized  Unrealized     Fair
                                     Cost       Gains      Losses       Value
                                  ---------  ----------  ---------   ---------

                U.S. Treasury
                 securities        $ 104,239  $    2,221   $     -0- $ 106,460
                Obligations of
                 other U.S.
                 government
                 agencies            344,400       1,038     (7,139)   338,299
                Other securities     149,999          -0-    (6,277)   143,722
                                   ---------   ---------- ---------  ---------

                                   $ 598,638  $    3,259  $ (13,416) $ 588,481
                                   =========  ==========  =========  =========

                The amortized cost and fair values of investment securities available for sale December 31, 1996 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 2 -        Investment Securities (cont'd)

                                                       Securities Available
                                                             For Sale
                                                     -------------------------
                                                     Amortized          Fair
                                                        Cost            Value
                                                     ---------        --------

                Due in one year or less              $   3,956       $   3,750
                Due after one year but less
                 than five years                        55,705          55,457
                Due after five years but
                 less than ten years                    36,671          35,874
                Due after ten years                     52,035          50,954
                                                     ---------        --------
                                                       148,367         146,035

                Mortgage-backed securities             194,572         185,165
                Other securities                       149,999         142,083
                                                      --------        --------

                                                      $492,938        $473,283
                                                      ========        ========

                Proceeds from sales and maturities of investment securities available for sale during 1996 and 1995 were $258,279 and $751,163, respectively. Gross gains on 1996 sales and maturities were $578. Gross losses on 1995 sales and maturities were $4,026. Included in shareholders' equity at December 31, 1996 and 1995 is $12,117 and $1,970 respectively, of net unrealized losses on investment securities available for sale.

Note 3 -        Inventories

                Inventories at December 31, 1996 and 1995 are as follows:

                                            1996               1995
                                            ----               ----

                Raw materials           $   73,515         $   57,087
                Finished goods              12,307             15,626
                                        ----------         ----------

                                        $   85,822         $   72,713
                                        ==========         ==========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 4 -        Property and Equipment

                Property and equipment is summarized as follows:

                                                         1996           1995
                                                         ----           ----

                Land                                 $  450,000      $  450,000
                Land improvements                        80,211          80,211
                Building                              2,550,000       2,550,000
                Building improvements                   289,505         273,755
                Transportation equipment                 12,967          12,967
                Machinery and equipment                 200,259         200,259
                Furniture and fixtures                   98,213          95,742
                Office equipment                         60,664          60,664
                                                     ----------      ----------
                                                      3,741,819       3,723,598
                Less:  Accumulated
                       depreciation
                       and amortization                 802,305         709,010
                                                     ----------      ----------

                                                     $2,939,514      $3,014,588
                                                     ==========      ==========

                Depreciation and amortization expense related to property and equipment amounted to $93,295, $103,824 and $99,052 for the years ended December 31, 1996, 1995 and 1994 respectively.

Note 5 -        Deferred Revenue

                At December 31, 1996 and 1995 the Company had received research contract payments not yet earned aggregating $393,300 and $170,837, respectively.

Note 6 -        Mortgage Payable

                On August 20, 1996 the Company renegotiated the mortgage on its building. The terms of the agreement required the Company to make an $800,000 principal installment and pay a renegotiation fee of $45,000. The remaining balance of the mortgage is being paid pursuant to a 25-year amortization in monthly installments of $15,457 including principal and interest at the rate of 10.50% per annum. The entire unpaid principal balance at the end of the mortgage term, anticipated to be $1,398,330, is due in a balloon payment on June 1, 2000.

                The mortgage is secured by a lien on the building. The principal balances payable on the mortgage amounted to $1,511,223 and $2,342,501 of which $28,143 and $39,146 represent current maturities of the mortgage at December 31, 1996 and 1995 respectively.
                                      F-14

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 6 -        Mortgage Payable (cont'd).

                Aggregate maturities of the mortgage note payable are as follows:

                Years Ending December 31:
                -------------------------
                      1997                               $   28,143
                      1998                                   31,244
                      1999                                   34,688
                      2000                                1,417,148
                                                         ----------

                                                         $1,511,223
                                                         ==========

Note 7 -        Contingencies

                At December 31, 1996, the Company is a defendant in various lawsuits which arose in the ordinary course of business. At December 31, 1996, the Company has provided $150,000, included in current liabilities, as a provision for unfavorable findings and/or settlements in certain of these cases. It is management's opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company's financial position.

Note 8 -        Commitments

                On July 26, 1994 the Company entered into retirement agreements with 2 key executives. The agreements set a compensation rate of 60% of the average 5 preceding years' annual compensation, payable for the remainder of the executive's life. The Company is also responsible to maintain the executives medical insurance.

                On March 1, 1993 the Company extended its employment contract with its President which expires on May 16, 1998. The contract provides for a current minimum annual salary of $160,000 for 1996 and annual increases of $10,000 throughout its duration.

Note 9 -        Stock Dividends

                On March 1, 1996 the Company declared a 10% stock dividend to stockholders of record at March 15, 1996, paid March 29, 1996. The transaction was valued based upon the closing market price of the Company's stock on March 15, 1996 which was $4.00 per share. Retained earnings was charged for $541,692 as a result of the issuance of 135,423 shares.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 9 -        Stock Dividends (cont'd).

                On February 21, 1995 the Company declared a 10% stock dividend to stockholders of record at March 6, 1995, paid March 20, 1995. The transaction was valued based upon the closing market price of the Company's stock on February 21, 1995, which was $3.00 per share. Retained earnings was charged for $295,470 as a result of the issuance of 98,490 shares.

                On January 18, 1994 the Company declared a 10% stock dividend to stockholders of record at January 31, 1994, paid February 22, 1994. The transaction was valued based upon the closing market price of the Company's stock on February 21, 1995 which was $3.50 per share. Retained earnings was charged for $313,523 as a result of the issuance of 89,578 shares.

                Per share data were retroactively restated for the effects of the 1996, 1995 and 1994 stock dividends.

Note 10-        Stock Split

                On June 6, 1995 the Company declared a 5 for 4 stock split effected in the form of a 25% stock dividend, to stockholders of record at June 19, 1995, distributed June 27, 1995. As a result of this transaction, an additional 270,847 shares were issued. The Company did not distribute fractional shares from the stock split. The Company's par value of $.01 per share remained unchanged. Per share data was retroactively restated for the effects of the stock split.


Note 11-        Shareholders Rights Plan

                On July 20, 1995, the Company adopted a Shareholders Rights Plan. The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company. The rights will be issued to shareholders of record on July 31, 1995 and will expire on July 31, 2005. The Rights Plan provides for the issuance of one stock right for each outstanding share of the Company's common stock. The rights will become exercisable only if an "acquiring party" (as defined in the rights plan) acquires 15% or more of the Company's common stock

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 11-        Shareholder Rights Plan (cont'd)

                or announces a tender offer that would result in ownership of 15% or more of the Company's common stock.

                Each right will entitle the holder to buy one share of common stock at an exercise price of $25, subject to adjustment.

                Upon the occurrence of certain events, holders of the rights will be entitled to purchase either the Company's stock or shares in an "Acquiring Entity" at 50% of those shares market value.

                The Company will generally be entitled to redeem all rights for $.01 per right at any time prior to the tenth day following the acquisition of 15% or more of the Company's common stock by a person or group.

Note 12-        Provision For Income Taxes

                The provision for income taxes is summarized as follows:

                                                   1996      1995      1994
                                                   ----      ----      ----

                 Federal                         $ 92,054  $207,140  $174,824
                 State and local                   65,643   151,701   115,573
                                                 --------  --------  --------

                Provision for income
                 taxes                           $157,697  $358,841  $290,397
                                                 ========  ========  ========

                The reconciliation between the maximum effective income tax rates with federal statutory tax rates for the year ended December 31, 1996 and the rates reflected in the accompanying financial statements is as follows:

                Income taxes at U.S. statutory rates               $  111,358
                (Decrease) increase in federal income
                 tax expense resulting from:
                Federal tax arising from non-
                 deductible financial statement
                 expenses                                               6,426
                Benefit from utilization of lower
                 federal tax brackets                                  (3,411)
                Benefit from deduction for state
                 and local taxes                                      (22,319)
                State and local taxes                                  65,643
                                                                   ----------
                Provision for Income Taxes                         $  157,697
                                                                   ==========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 13-         Industry Segments

                The Company's operations are classified into the following two industry segments:

                Research  -  Providing laboratory research services in the area of polymer chemistry.

                Production - Manufacture and sale of products arising fro
                             research activities and the sale of textile printing inks and accessories.

                Information on industry segments for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                      1996               1995                1994
                                                      ----               ----                ----


NET REVENUES:
    Research                                       $4,326,424          $4,607,889          $4,391,701
    Production                                        752,145             571,256             412,693
                                                   ----------          ----------          ----------

                  Total Net Revenues               $5,078,569          $5,179,145          $4,804,394
                                                   ==========          ==========          ==========
GROSS PROFIT:
    Research                                       $3,308,964          $3,297,246          $3,204,733
    Production                                        128,825              66,635              20,272
                                                   ----------          ----------          ----------
                  Total Gross Profit                3,437,789           3,363,881           3,225,005

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                           2,680,505           2,450,509           2,297,423
                                                   ----------          ----------          ----------

INCOME FROM OPERATIONS                             $  757,284          $  913,372          $  927,582
                                                   ==========          ==========          ==========

CAPITAL EXPENDITURES:
    Research                                       $    3,603          $   12,189          $   51,231
    Production                                          2,881               9,747              26,075
    Corporate                                           5,766              19,509              59,819
    Rental Allocation                                     -0-                 -0-              19,556
                                                   ----------          ----------          ----------

                  Total                            $   12,250          $   41,445          $  156,681
                                                   ==========          ==========          ==========

DEPRECIATION AND AMORTIZATION:
    Research                                       $   27,545          $   30,309          $   16,825
    Production                                         22,028              24,239              13,460
    Corporate                                          44,085              49,276              58,673
    Rental allocation                                     -0-                 -0-              10,094
                                                   ----------          ----------          ----------

                  Total                            $   93,658          $  103,824          $   99,052
                                                   ==========          ==========          ==========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS


Note 13- Industry Segments (cont'd).

                                           1996          1995          1994
                                           ----          ----          ----

IDENTIFIABLE ASSETS:
Research                                $  886,238    $  885,752     $  776,240
         Production                        831,529       818,175        707,707
         Corporate                       3,343,110     3,673,088      2,985,004
         Rental allocation                     -0-           -0-        450,743
                                        ----------    ----------     ----------

                  Total                 $5,060,877    $5,377,015     $4,919,694
                                        ==========    ==========     ==========

                Net income from operations represents net sales less operating expenses for each segment and corporate expenses which are not directly attributable to any segment. A ratable portion of corporate expenses have been charged to rental operations. Segment identifiable assets include accounts receivable, inventories and property and equipment for use in, or directly attributable to, the individual segments. Corporate identifiable assets include cash, property and equipment and other assets which are not directly attributable to any individual segment.


                There was no individual customer from which the Company derived 10% or more of its revenues during the periods presented.

Note 14 - Accrued Expenses and Other Current Liabilities

                Accrued expenses and other current liabilities aresummarized as follows:
                                                           1996         1995
                                                           ----         ----

                Accrued profit sharing                  $  100,000   $  100,000
                Accrued legal settlements                  150,000       79,500
                Accrued vacation                            25,584       23,513
                Accrued professional fees                   30,000       30,000
                Other items (none in excess
                 of 5% of total current
                 liabilities)                              112,130       62,070
                                                        ----------   ----------

                                                        $  417,714   $  295,083
                                                        ==========   ==========

Note 15 -       Profit Sharing Plan

                Profit sharing expense under the Company's noncontributory profit sharing plan charged to operations amounted to $100,000 for the years ended December 31, 1996, 1995 and 1994.

                                  [LETTERHEAD]











To The Stockholders
Polymer Research Corp. of America
Brooklyn, New York



Our report on our audits of the basic financial statements of Polymer Research Corp. of America for 1996, 1995 and 1994, appears on page F-1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                   /s/ Castellano, Korenberg & Co., CPAs, P.C.
                                   -------------------------------------------
                                   CASTELLANO, KORENBERG & CO., CPAs, P.C.



Westbury, New York
February 18, 1997

                        POLYMER RESEARCH CORP. OF AMERICA
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



Column A                            Column B              Column C               Column D       Column E
--------                            ----------    -------------------------      ----------     --------
                                                          Additions
                                                  -------------------------
                                    Balance at    Charged to       Charged                      Balance
                                    Beginning     Costs and        to Other                     At End
Description                         of Year       Expenses         Accounts      Deductions     of Year
-----------                         ----------    ----------      ----------     ----------     ----------

Allowance for Doubtful Accounts:

Year ended December 31, 1996        $    4,000    $    2,342      $      -0-     $    6,342     $      -0-
                                    ----------    ----------      ----------     ----------     ----------
Year ended December 31, 1995        $      -0-    $    6,255      $      -0-     $    2,255     $    4,000
                                    ----------    ----------      ----------     ----------     ----------
Year ended December 31, 1994        $      -0-    $    2,360      $      -0-     $    2,360     $      -0-
                                    ----------    ----------      ----------     ----------     ----------

Reserve for Sales Credits:

Year ended December 31, 1996        $      -0-    $      -0-      $      -0-     $      -0-     $      -0-
                                    ----------    ----------      ----------     ----------     ----------
Year ended December 31, 1995        $      -0-    $      -0-      $      -0-     $      -0-     $      -0-
                                    ----------    ----------      ----------     ----------     ----------
Year ended December 31, 1994        $      -0-    $      -0-      $      -0-     $      -0-     $      -0-
                                    ----------    ----------      ----------     ----------     ----------

                        POLYMER RESEARCH CORP. OF AMERICA

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                        Charged To Costs and Expenses
                                        -----------------------------
                                                 December 31,
                                                 ------------
                                      1996           1995           1994
                                      ----           ----           ----


1. MAINTENANCE AND REPAIR           $ 56,208       $   *          $ 83,269
                                    --------       --------       --------
2. DEPRECIATION                     $ 93,295       $103,824       $ 99,052
                                    --------       --------       --------

3. TAXES, OTHER THAN PAYROLL
    AND INCOME TAXES                    *              *              *
4. ROYALTIES                            *              *              *
5. ADVERTISING COSTS                    *              *              *


Note:  * Less than 1% of revenue.

                        POLYMER RESEARCH CORP. OF AMERICA
         SCHEDULE XI - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION

                          YEAR ENDED DECEMBER 31, 1996


                                                        Gross Amount At Which Carried At
                               Initial Cost to Company  Close of Period                                              Life On Which
                               -----------------------  --------------------------------                             Depreciation
                                                                                                                     In Latest
                                Land                     Land                                                        Income
                                Building and             Building and                       Accumulated   Date       Statement
Description        Encumbrances Improvements  Equipment  Improvements Equipment     Total   Depreciation  Acquired   is Computed
-----------        ------------ ------------  ---------  ------------ ---------  ---------- ------------  ---------- -----------
Land, Building and
 Improvements       $1,511,223  $3,369,716    $      -0- $3,369,716   $      -0- $3,369,716 $  640,379    June 4, 1990 20-40 Years

Equipment                  -0-         -0-       372,103        -0-      372,103    372,103    161,926    Various       3-10 Years
                    ----------  ----------    ---------- ----------   ---------- ---------- ----------

                    $1,511,223  $3,369,716    $  372,103 $3,369,716   $  372,103 $3,741,819 $  802,305
                    ==========  ==========    ========== ==========   ========== ========== ==========

ITEM 9.  DISAGREEMENTS ON FINANCIAL AND ACCOUNTING DISCLOSURES


                                      None


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company as of December 31, 1996 are as follows:

NAME                         AGE               POSITION
----                         ---               --------

Carl Horowitz                 73       President and Director

Irene Horowitz                73       Senior Vice President
                                       and Director

John M. Ryan                  41       Director, Executive Vice
                                       President, Corporate
                                       Research

Alice J. Horowitz             37       Director

Boris Jody                    77       Director

Anna Dichter                  83       Secretary, Treasurer

George V. Sawey               68       Vice President,
                                       Chemicals

Terry J. Wolfgang             35       Director

Dr. Mohan Sanduja,            61       Vice President, R & D
 PHD                                   Director

Clare Chamow                  62       Vice President, Office
                                       Management

Betty Friedman                65       Vice President, Personnel


Carl Horowitz founded the Company and has devoted his full time and efforts to the affairs of the Company, as its President and as a Director, since 1963. Mr. Horowitz received a B.S. in Chemical Engineering at Columbia University in New York in 1950, and a Master of Science degree in Polymer Chemistry from Polytechnic Institute of Brooklyn in 1961. Mr. Horowitz is the husband of Irene Horowitz and the father of Alice J. Horowitz and Terry J. Wolfgang.

Irene Horowitz has been a Director and a Senior Vice President of the Company since 1980. Mrs. Horowitz devotes her full time and efforts to the affairs of the Company, and her primary responsibility as Senior Vice President is to oversee the operations of the Company. Mrs. Horowitz is the wife of Carl Horowitz and the sister of Anna Dichter and the mother of Alice J. Horowitz and Terry J. Wolfgang.

John M. Ryan has been a Director since September, 1984. Mr. Ryan has been employed by the Company since 1981 as a technical director of Special Product Development and has been the Executive Vice President of Corporate Research since 1985.

Alice J. Horowitz was a Senior Vice President. In 1987, she became a Director. During 1995 Ms. Horowitz relocated outside of New York. Ms. Horowitz is the daughter of Carl and Irene Horowitz.

Boris Jody was elected a Director of the Company in 1984. Mr. Jody is currently retired. Mr. Jody previously was with Standard Motor Products, Inc., where he had been Vice President of Corporate Affairs.

Anna Dichter joined the Company in 1968 as Controller. She was elected Secretary/Treasurer of the Company in 1977. Mrs. Dichter, who devotes her full time and efforts to the affairs of the Company, is in charge of maintaining the Company's books on a day-to-day basis. She is the sister of Irene Horowitz.

George V. Sawey has been employed full time by the Company since 1972 and is Vice President in charge of chemical products. He is responsible for the manufacture of textile inks and chemical products resulting from research.

Terry J. Wolfgang has been a Director of the Company since 1989. She has been engaged in the private practice of law in New York City. Ms. Wolfgang is the daughter of Carl and Irene Horowitz. Ms. Wolfgang and law firms with whom she has been associated occasionally have performed legal services for the Company. Payments in 1996, 1995 and 1994 amounted to $43,873, $16,664, and $31,227 respectively.

Dr. Mohan Sanduja, PHD joined the Company in 1979 as Assistant Director of Research. In 1982, he became a Director of Research and Development. In 1987, he became a Director of the Company and Vice President of Research and Development.

Clare Chamow joined the Company in 1982. She became a Vice President in March of 1996 and is responsible for office management. She is a graduate of Brooklyn College with a B.A. Degree in Education.

Betty Friedman joined the Company in 1976. She became a Vice President in March of 1996 and is in charge of personnel and purchasing for production.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the uears ended December 31, 1996, 1995 and 1994 to the chief executive officer and those three executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM COMPENSATION
                                                                               ----------------------

                           ANNUAL COMPENSATION                                AWARDS               PAYOUTS
                           -------------------------------------------------------------------------------

(a)              (b)      (c)              (d)             (e)                (f)              (g)           (h)            (i)

NAME                                                     OTHER              RESTRICTED
AND                                                      ANNUAL             STOCK                             LTIP        ALL OTHER
PRINCIPAL                                                COMPEN-            AWARDS            OPTIONAL       PAYOUTS      COMPEN-
POSITION        YEAR   SALARY($)         BONUS($)        SATION($)            ($)             SAR'S(#)         ($)        SATION($)
                                                           (1)
------------------------------------------------------------------------------------------------------
CARL HOROWITZ   1996   $150,000          $25,000         $10,836               $0                 $0           $0           $7,460
CEO, PRESIDENT  1995    135,915           25,000          27,616                0                  0            0            8,084
                1994    130,471           25,000          28,093                0                  0            0            4,490

IRENE HOROWITZ  1996    153,923           10,000            0                   0                  0            0            7,650
SENIOR VICE     1995    152,525           10,000            0                   0                  0            0            7,940
PRESIDENT       1994    144,452           10,000            0                   0                  0            0            4,474

JOHN M. RYAN    1996    241,167           20,000            0                   0                  0                         3,524
EXECUTIVE VICE  1995    218,227            7,738            0                   0                  0            0            3,374
PRESIDENT       1994    191,154            7,511            0                   0                  0            0           12,002

MOHAN SANDUJA   1996    114,080            1,500            0                   0                  0            0           10,592
VICE PRESIDENT  1995    102,930            2,000            0                   0                  0            0            9,493
RESEARCH AND    1994     99,519            2,000            0                   0                  0            0            7,141
DEVELOPMENT

(1) Represents premiums on officer's life insurance policy in which Mr. Horowitz has the right to designate the beneficiary.

STOCK OPTIONS

No executive officer owns any stock options.

EMPLOYMENT AGREEMENTS

On March 1, 1993, the Company and Carl Horowitz agreed to extend Mr. Horowitz's employment agreement through May 16, 1998. Mr. Horowitz's maximum base salary under the new agreement is $160,000 for 1996 with annual increases of $10,000 thereafter.

On July 26, 1994 the Company entered into retirement agreements with the Company's President and Senior Vice President. The agreements set a compensation rate of 60% of the average 5 preceding year's annual compensation, payable for the remainder of the individuals' life. In addition the Company is to maintain the individuals' medical benefits.

Directors who are not employees of the Company receive a fee of $500 for each regular meeting of the Board of Directors that they attend.

Effective January 1, 1990, the Company adopted a qualified noncontributory profit sharing plan. Eligible employees must meet two requirements to become participants; attainment of age 21 and completion of one year of service with the Company. Employer contributions, if any, are determined at the Board of Directors' discretion. A percentage of the benefits vest after three years of qualifying service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth certain information, as of February 18, 1997, with respect to each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, each executive officer named on the Summary Compensation table, and by all officers and directors as a group:

                                                AMOUNT
                 NAME AND ADDRESS OF            BENEFICIALLY   PERCENTAGE
TITLE OF CLASS   BENEFICIAL OWNER               OWNED          OF CLASS
--------------   ----------------               -----          --------

Common stock
$.01 par value   Carl Horowitz                  361,206          24.2%
                 2719 Whitman Drive
                 Brooklyn, NY  11234

                 Irene Horowitz                  32,507           2.2%
                 2719 Whitman Drive
                 Brooklyn, NY  11234

                 John M. Ryan                    16,637           1.1%
                 3035 Lonni Lane
                 Merrick, N.Y.  11566

                 Alice J. Horowitz               46,585           3.1%
                 3046 West Tonopah Drive
                 Phoenix, Arizona 85027

                 Boris Jody                         -0-           0.0%
                 4301 N. Ocean Blvd.
                 Boca Raton, Fl.

                 Anna Dichter                       770           0.0%
                 1757 E. 54th Street
                 Brooklyn, N.Y.

                 George Sawey                        74           0.0%
                 59 Squaw Brook Road
                 N. Haldon, N.J.

                 Terry J. Wolfgang               13,970           0.9%
                 440 West End Avenue
                 New York, N.Y. 10750

                 Dr. Mohan Sanduja                  -0-           0.0%
                 144-90 91st Avenue
                 Flushing, N.Y.

                 Clare Chamow                       -0-           0.0%
                 5613 Fillmore Avenue
                 Brooklyn, N.Y. 11234

                 Betty Friedman                     -0-           0.0%
                 7219 Avenue N
                 Brooklyn, N.Y. 11234

                 First Wilshire Securities      124,396          8.85%
                 Management Corp.
                 600 South Lake St.
                 Pasadena, CA  91106

All executive officers and directors            471,749          31.7%
 as a group (11 in number)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than legal fees paid, as disclosed in Item 10, there were no related party transactions.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
         ON FORM 8-K

         1. Financial Statements. See Item 8 above for a list of financial statements included as part of this Annual Report on Form 10-K.

         3. Exhibits

                  (3) Registrant's Certificate of Incorporation, as amended, and By-Laws, as amended (incorporated by reference as previously filed with the United States Securities and Exchange Commission on January 7, 1986 on Form 10). Amendment to the Certificate of Incorporation dated July 23, 1988, (incorporated by reference as previously filed with the United States Security and Exchange Commission in March 1991 with Form 10K)

                 (10)      Material Contracts

                           (.1) Employment Contract of Carl Horowitz, the Company's President, dated March 1, 1993 (incorporated by reference as previously filed with United States Security and Exchange Commission in March, 1994 Form 10K).

                           (.2) Mortgage agreement between the Company and Tama Realty Co., dated June 4, 1990 (incorporated by reference as previously filed with the United States Security and Exchange Commission in March 1991 with Form 10K).

                           (.2A) Mortgage modification agreement between the Company and Tama Realty Co., dated August 26, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              POLYMER RESEARCH CORP. OF AMERICA


                                              /s/
                                              --------------------------------
                                              CARL HOROWITZ, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/                                                     March 19, 1997
----------------------------            Director        ----------------------
Carl Horowitz                                           Date
/s/                                                     March 19, 1997
----------------------------            Director        ----------------------
Irene Horowitz                                          Date
/s/                                                     March 19, 1997
----------------------------            Director        ----------------------
John M. Ryan                                            Date

----------------------------            Director        ----------------------
Alice J. Horowitz                                       Date

----------------------------            Director        ----------------------
Boris Jody                                              Date
/s/                                                     March 19, 1997
----------------------------            Director        ----------------------
Dr. Mohan Sanduja, PhD                                  Date

----------------------------            Director        ----------------------
Terry Wolfgang                                          Date