Form 10-Q
period 1997-03-31
POLYMER RESEARCH CORP OF AMERICA
filed 1997-05-09
CIK 79424

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


          For Quarter Ended          March  31, 1997
                                     ---------------

          Commission file number       0-14119-NY
                                     ---------------

                         Polymer Research Corp. of America
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      New York                           11-2023495
                      --------                           ----------
          (State or other jurisdiction of          (I.R.S Employer
          incorporation or organization)           Identification No.)

                   2186 Mill Avenue, Brooklyn, New York 11234
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

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

             Yes   [X]        No    [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                April 30, 1997                    1,488,711
--------------------------------------------------------------------------------

                       POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


PART I - FINANCIAL INFORMATION:                                Page Number
                                                               -----------
                     ITEM I - FINANCIAL STATEMENTS

                     Balance Sheets:
                     March 31, 1997 (Unaudited) and
                        December 31, 1996                          1

                     Statements of Operations:
                     Three months ended March 31, 1997
                      and 1996 (Unaudited)                         3

                     Statements of Cash Flows:
                     Three months ended March 31, 1997
                      and 1996 (Unaudited)                         4

                     Notes to Financial Statements                5-8

                     ITEM  2  -  MANAGEMENT'S DISCUSSION AND
                                 ANALYSIS OF FINANCIAL
                                 CONDITION AND
                                 RESULTS OF OPERATIONS           9-10


PART II - OTHER INFORMATION                                       11

PART I - FINANCIAL INFORMATION
POLYMER   RESEARCH  CORP. OF AMERICA
BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                       March 31,  December 31,
ASSETS                                    1997        1996
                                       ---------  -----------
                                      (Unaudited)   (Note 1)
CURRENT ASSETS:
Cash                                $   559,416   $   709,170
Investment - certificates of deposit    563,390       554,338
Investment securities available
  for sale                              465,297       473,283
Accounts receivable,less allowances
  of $0 and $4,000                       63,241        91,850
Inventories                              73,408        85,822
Prepaid expenses and other               90,773       195,086
                                      ---------     ---------
Total current assets                  1,815,525     2,109,549
                                      ---------     ---------
Land, Property, and Equipment-net     2,915,321     2,939,514
                                      ---------     ---------
Deferred financing costs and other       11,811        11,814
                                      ---------     ---------
Total other assets                       11,811        11,814
                                      ---------     ---------
TOTAL                               $ 4,742,657   $ 5,060,877
                                     ==========    ==========








The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------1

PART I - FINANCIAL INFORMATION
POLYMER  RESEARCH   CORP. OF AMERICA
BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                       March 31,  December 31,
                                         1997        1996
                                       ---------   ---------
                                      (Unaudited)   (Note 1)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt   $    28,031   $    28,143
Accounts payable                         66,466        56,907
Accrued expenses and other
  current liabilities                   363,108       417,714
Deferred revenue                         20,000       393,300
                                      ---------     ---------
Total current liabilities               477,605       896,064
                                      ---------     ---------
LONG-TERM DEBT  (NOTE 2)              1,476,363     1,483,080
                                      ---------     ---------
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
  share, authorized 4,000,000 shares,
  issued 1,489,657 and 1,489,657
  shares respectively                    14,896        14,896
Capital in excess of par value        2,632,037     2,632,037
Retained earnings                       210,610       103,654
Unrealized holding losses               (12,117)      (12,117)
Less: Treasury stock, at cost
  91,837 shares in 1996 and
  91,837 shares in 1995                 (56,737)      (56,737)
                                      ---------     ---------
Total Stockholders' Equity            2,788,689     2,681,733
                                      ---------     ---------
TOTAL                               $ 4,742,657   $ 5,060,877
                                      =========     =========





The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------



                                    1997            1996
                                    ----            ----

Net Revenues
  Research                     $ 1,148,300     $ 1,087,824
  Production                       232,680         227,733
                                 ---------       ---------
  Total                          1,380,980       1,315,557
                                 ---------       ---------
Cost of Revenues
  Research                         261,652         295,002
  Production                       231,131         184,506
                                 ---------       ---------
  Total                            492,783         479,508
                                 ---------       ---------
Gross Profit on Revenues           888,197         836,049
                                 ---------       ---------
Selling, General, and
   Administrative  Expenses        660,357         634,867
                                 ---------       ---------
Income from operations             227,840         201,182
                                 ---------       ---------
Other revenues (Expenses):
  Investment income                 17,116          15,887
  Interest expense                 (39,499)        (61,504)
                                 ---------       ---------

Income before income taxes         205,457         155,565

Provision for income taxes          98,501          75,500
                                 ---------       ---------
Net Income                     $   106,956      $   80,065
                                 =========        ========

Income per share               $       .08      $      .06
                                 =========        ========
Weighted average number
 of shares outstanding
 during the period               1,397,820       1,397,820
                                 =========       =========



The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------3

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------

OPERATIONS:                               1997        1996
-----------                               ----        ----


Net  Income                           $  106,956   $  80,065
Charge  not affecting funds -
  Depreciation and amortization           24,999      25,051
                                      ----------   ---------
Funds Provided by operations             131,955     105,116
                                      ----------   ---------
  Asset and liability management:
  Accounts receivable                     28,609     (16,254)
  Inventories                             12,414     (21,918)
  Other current assets                   104,313     (17,176)
  Accounts payable                         9,559
  Accrued expenses and other             (54,606)     43,160
  Income taxes payable                               (16,602)
  Deferred revenue                      (373,300)   (170,837)
                                      ----------   ---------
  Other  current  liabilities
Increase (Decrease) in net
     operating assets                   (273,011)   (199,627)
                                      ----------   ---------
Total                                   (141,056)    (94,511)
                                      ----------   ---------
FUNDS USED BY
 FINANCING
Certificates of deposit                   (9,052)     (1,865)
Investment securities                      7,986      57,650
Payments on long term debt                (6,829)     (9,406)
                                      ----------   ---------
Total                                     (7,895)     46,379
                                      ----------   ---------
INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                              (803)     (4,559)
                                      ----------   ---------
INCREASE (DECREASE) IN CASH           $ (149,754)  $ (52,691)
                                      ==========   =========






The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------4

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

The results of operations for the three month period is not necessarily indicative of the results for an entire year.

The balance sheet at December 31, 1996 has been taken from the audited financial statements as of that date.

NOTE 2 - Summary of Significant Accounting Policies

Business Activity
-----------------

The Company is engaged in the research and development of the applications of chemical grafting and sells products resulting from such research. Additionally, the Company produces and sells textile printing inks.

Credit Risk
-----------

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

The Company maintains deposits with financial institutions in excess of amounts insured by the FDIC.
------------------------------------------------------------------------------5

Pervasiveness of Estimates
--------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

Revenue from research contracts is recognized upon two criteria: first, client approval of performance of a specific stage of the contract and, second, collection of the resulting revenue is assured. Revenue from production is recognized when products are shipped for sale to customers.

Inventories
-----------

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value.

Investment Securities
---------------------

The Company determines the appropriate classification of securities at the time of purchase. If the Company has the intent and the ability at the time of purchase to hold securities until maturity or on a long-term basis, they are classified as investments and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at face value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders' equity, whereas realized gains and losses flow through the Company's operations.

------------------------------------------------------------------------------6

Property and Equipment
----------------------

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

Deferred Financing Costs
------------------------

Costs incurred in obtaining the mortgage discussed below have been capitalized and are being amortized over the term of the related obligation utilizing the straight-line method.

Income Taxes
------------

The Company accounts for its income taxes utilizing Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires that the Company follow the liability method of accounting for income taxes.

The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences." The adoption of the new statement did not have a material impact on the Company's financial position or results of operations.

Net Earnings Per Share
----------------------

Earnings per share are computed based upon the weighted average number of common shares outstanding during each year.

------------------------------------------------------------------------------7

Profit Sharing Plan
-------------------

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

NOTE 3 - Provision for Income Taxes (First three months)

                                1997                 1996
                              -------              -------
          Federal           $  58,500             $ 44,500
          State and local      40,001               31,000
                              -------              -------
          Total             $  98,501             $ 75,500
                              =======              =======

NOTE 4 - Mortgage Liability

In September of 1996 the Company prepaid $800,000 due under it's mortgage on the Company's building and modified its payment schedule. As modified, the Company is obligated to pay a mortgage note payable in equal monthly instalments of $15,457 including interest at 10.5% per annum through June, 2000, secured by the related building. Such mortgage is being amortized using a 25 year amortization. The entire unpaid principal balance is due in a balloon payment of $1,398,330 on June 1, 2000. In connection with the modification, the company paid the Mortgagee $45,000.

NOTE - 5 - Stock Dividend

On March 15, 1996 the Company declared a 10% stock dividend to shareholders, paid March 29, 1996. The transaction was valued based upon the closing market price of the Company's stock on March 15, 1996, which was $4.00 per share. Retained earnings was charged for $541,692 as a result of the issuance of 135,423 shares.

NOTE - 6 - SUBSEQUENT EVENT

On April 1, 1997 the Company declared a 5% stock dividend to shareholders, paid April 9, 1997. The transaction was valued based upon the closing market price of the Company's stock on April 1, 1997, which was $2.81 per share. Retained earnings was charged for $212,107 as a result of the issuance of 75,483 shares.

------------------------------------------------------------------------------8

                       POLYMER RESEARCH CORP. OF AMERICA

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash, Investments, and Investment securities have decreased collectively by a $148,688 since December 31, 1996. The decrease is principally due to the use of cash received in late 1996 to perform services on research contracts.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1996, nor expected to be in 1997, sources of cash for use in operations.

The rate of current assets to current liabilities at March 31, 1997 increased to
3.80 to 1.0 at March 31, 1997 as compared to 2.35 to 1.0 at December 31, 1996. The increase is a result of net earnings in 1997 and the decrease in deferred revenue.

Based on the above, the Company's cash, investment, and investment securities position at March 31, 1997 is deemed sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately seven months selling, general, and administrative expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

B. RESULTS OF OPERATIONS

Three months ended March 31, 1997 v. 1996

Net revenues for the first quarter of 1997 were $1,380,980, an increase of $65,423 (5%) over the first quarter of 1996. Research sales increased $60,476 (5.6%) in the first quarter of 1997 over 1996. Product sales were effectively unchanged in the first quarter of 1997 over 1996.

The cost of revenues in research decreased from 27% in the first quarter of 1996 to 23% in the same quarter of 1997 due to reductions in staff and repairs and maintenance.

Costs of product sales increased from 81% in the first quarter of 1996 to 99% in the same quarter of 1997 principally as a result of increased material prices.

------------------------------------------------------------------------------9

Selling, general, and administrative expenses remained consistent as a percentage of sales at 48% for the first quarter of 1997 and for the comparable quarter of 1996.

Interest expense decreased due to the principal pre-payment of $800,000 on the mortgage in September 1996. (See Note 4.)

Net income increased from $80,065 (6% of sales) in 1996 to $106,957 (8% of sales) in 1997, principally as the result of increased revenues, improved gross margins, and the reduced interest expense.



















---------------------------------------------------------------------------10

PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

The Company is party to various lawsuits arising in the ordinary course of business. The Company's financial statements include reserves of $150,000 for legal expenses and any unfavorable outcomes in amounts management believes to be reasonable. In the opinion of management, such lawsuits should not have a material adverse effect on the Company's financial condition.

ITEM 2 - Changes in Securities:

On April 1, 1997 the Company declared a 5% stock dividend to shareholders, paid April 9, 1997. The transaction was valued based upon the closing market price of the Company's stock on April 1, 1997, which was $2.81 per share. Retained earnings was charged for $212,107 as a result of the issuance of 75,483 shares.

On April 1, 1997 prior to the declaration of a stock dividend, the Company issued 20,000 shares of stock to an Executive Vice President as a bonus for past and future services. These shares have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The Company has valued the shares at $1 per share and will recognize compensation expense for 1997 totaling $20,000 related to this bonus rateably throughout the year.

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

         None

ITEM 5 - Other Information: None

ITEM 6 - Exhibits and Reports on Form 8-k:

         Exhibit 27 -- Financial Data Schedule


----------------------------------------------------------------------------11

                                    FORM 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                POLYMER RESEARCH CORP. OF AMERICA,
                                  (REGISTRANT)


Date
     ------------------         ------------------------------------
                                Carl Horowitz, President and Chief
                                Accounting Officer













---------------------------------------------------------------------------12