Form 10-Q
period 1997-06-30
POLYMER RESEARCH CORP OF AMERICA
filed 1997-08-05
CIK 79424

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended             June  30, 1997
                 --------------------------------------------------------------

Commission file number              0-14119-NY
                      ---------------------------------------------------------
                        Polymer Research Corp. of America
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                 11-2023495
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S Employer
 incorporation or organization)                 Identification No.)

                   2186 Mill Avenue, Brooklyn, New York 11234
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (718) 444-4300
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    X        No
      -------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                July 31, 1997                    1,488,711
--------------------------------------------------------------------------------

                        POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                       Page
                                                      Number
                                                      ------
Part I - FINANCIAL INFORMATION:

          ITEM I - FINANCIAL STATEMENTS

          Balance Sheets:
          June 30, 1997 (Unaudited) and
             December 31, 1996                          1

          Statements of Operations:
          Three months and six months ended
          June 30, 1997 and 1996 (Unaudited)            3

          Statements of Cash Flows:
          Three months and six months ended
          June 30, 1997 and 1996 (Unaudited)            4

          Notes to Financial Statements                5-8

          ITEM 2 - MANAGEMENT`S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS                      9-10


PART II - OTHER INFORMATION                             11

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                              June 30,      December 31,
ASSETS                                          1997            1996
------                                       ----------      ----------
                                             (Unaudited)      (Note 1)
CURRENT ASSETS:
Cash                                         $  541,289      $  709,170
Certificates of deposit                         570,291         554,338
Investment securities available
  for sale                                      472,115         473,283
Accounts receivable,less allowances
  of $0 and $0                                   98,487          91,850
Inventories                                      82,564          85,822
Prepaid expenses and other                      119,861         195,086
                                             ----------      ----------
Total current assets                          1,884,607       2,109,549
                                             ----------      ----------

Land, Property, and Equipment-net             2,890,536       2,939,514
                                             ----------      ----------

Deferred financing costs and other               11,600          11,814
                                             ----------      ----------
Total other assets                               11,600          11,814
                                             ----------      ----------

TOTAL                                        $4,786,743      $5,060,877
                                             ==========      ==========




The accompanying notes are an integral part of these financial statements. ------------------------------------------------------------------------------1

PART I - FINANCIAL INFORMATION POLYMER
RESEARCH CORP. OF AMERICA
BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                            June 30,        December 31,
                                              1997              1996
                                          -----------       -----------
                                          (Unaudited)         (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt         $    28,031       $    28,143
Accounts payable                               48,113            56,907
Accrued expenses and other
 current liabilities                          303,313           417,714
Deferred revenue                               25,000           393,300
                                          -----------       -----------
Total current liabilities                     404,457           896,064
                                          -----------       -----------
LONG-TERM DEBT  (NOTE 2)                    1,469,422         1,483,080
                                          -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
 share, authorized 4,000,000 shares,
 issued 1,585,140 and 1,585,140
 shares respectively                           15,851            14,896
Capital in excess of par value              2,863,189         2,632,037
Retained earnings                              97,250           103,654
Unrealized holding losses                      (6,689)          (12,117)
Less: Treasury stock, at cost
 91,837 shares in 1996 and
 91,837 shares in 1995                        (56,737)          (56,737)
                                          -----------       -----------
Total Stockholders' Equity                  2,912,864         2,681,733
                                          -----------       -----------

TOTAL                                     $ 4,786,743       $ 5,060,877
                                          ===========       ===========


The accompanying notes are an integral part of these financial statements. ------------------------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED) AND
THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------


                                              Three Months Ended                   Six Months Ended
                                                    June 30,                           June 30,
                                            1997              1996              1997              1996
                                         ---------         ---------         ---------         ---------
Net revenues:
  Product sales                        $   320,399       $   223,353       $   553,079       $   451,086
  Research                               1,129,601         1,135,900         2,277,901         2,223,724
                                         ---------         ---------         ---------         ---------
  Total                                  1,450,000         1,359,253         2,830,980         2,674,810
                                         ---------         ---------         ---------         ---------
Cost of Revenues
  Product sales                            258,758           195,961           489,889           380,467
  Research                                 233,608           275,372           495,260           570,374
                                         ---------         ---------         ---------         ---------
  Total                                    492,366           471,333           985,149           950,841
                                         ---------         ---------         ---------         ---------
Gross Profit on Revenues                   957,634           887,920         1,845,831         1,723,969

Selling, General, and
 Administrative Expenses                   746,822           682,227         1,407,179         1,317,094
                                         ---------         ---------         ---------         ---------
Income from Operations                     210,812           205,693           438,652           406,875
                                         ---------         ---------         ---------         ---------
Other Revenues (Expenses):
  Interest income                           16,952            12,800            34,068            28,687
  Interest expense (See note 2)            (39,518)          (61,160)          (79,017)         (122,664)
                                         ---------         ---------         ---------         ---------
  Total                                    (22,566)          (48,360)          (44,949)          (93,977)
                                         ---------         ---------         ---------         ---------
Income before income taxes                 188,246           157,333           393,703           312,898
Provision for income taxes                 (89,499)          (78,000)         (188,000)         (153,500)
                                         ---------         ---------         ---------         ---------
Net Income                             $    98,747       $    79,333       $   205,703       $   159,398
                                         =========         =========         =========         =========
Income per Share                       $      0.06       $      0.05 *     $      0.13       $      0.10 *
                                         =========         =========         =========         =========
Weighted average number of shares
  outstanding during the period          1,585,140         1,585,140 *       1,585,140         1,585,140 *
                                         =========         =========         =========         =========

* Restated for 1997 5% stock dividend




The accompanying notes are an integral part of these financial statements. ------------------------------------------------------------------------------3

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------




OPERATIONS:                             1997            1996
                                     ---------       ---------


Net Income                           $ 205,703       $ 159,398
Charge not affecting funds -
 Unrealized holding losses               5,428
 Issuance of stock                      20,000
 Depreciation and amortization          48,978          50,350
                                     ---------       ---------
Funds Provided by operations           280,109         209,748
                                     ---------       ---------

Asset and liability management:
 Accounts receivable                    (6,637)        (27,596)
 Inventories                             3,258         (12,413)
 Other current assets                   75,225         (63,284)
 Other assets                              214             300
 Accounts payable                       (8,794)         19,588
 Accrued expenses and other           (114,401)        (71,294)
 Income taxes payable                                  (33,400)
 Deferred revenue                     (368,300)       (170,837)
 Other current liabilities
                                     ---------       ---------
Increase (Decrease) in net
    operating assets                  (419,435)       (358,936)
                                     ---------       ---------
Total                                 (139,326)       (149,188)
                                     ---------       ---------

FUNDS USED BY
 FINANCING
Certificates of deposit                (15,953)         (3,733)
Investment securities                    1,168          52,927
Payments on long term debt             (13,770)        (19,072)
                                     ---------       ---------
 Total                                 (28,555)         30,122
                                     ---------       ---------

INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                                          (4,860)
                                                     ---------
INCREASE (DECREASE) IN CASH          $(167,881)      $(123,926)
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

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Revenue Recognition

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

NOTE 3 - Provision for Income Taxes  (First six months)

                      1997                1996
                     -----                ----
Federal           $ 112,000             $ 91,000
State and local      76,000               62,500
                  ---------             --------
Total             $ 188,000             $153,500
                  =========             ========

NOTE 4 - Mortgage Liability

In September of 1996 the Company prepaid $800,000 due under the mortgage on the Company's building and modified its payment schedule. In connection with the modification, the company paid the Mortgagee $45,000. As modified, the Company is obligated to pay a mortgage note payable in equal monthly instalments of $15,457 including interest at 10.5% per annum through June, 2000. Such mortgage is being amortized using a 25 year amortization. The entire unpaid principal balance is due in a balloon payment of $1,398,330 on June 1, 2000.

NOTE - 5 - Stock Dividend

On April 1, 1997 the Company declared a 5% stock dividend to shareholders, paid April 9, 1997. The transaction was valued based upon the closing market price of the Company's stock on April 1, 1997, which was $2.81 per share. Retained earnings was charged for $ 212,107 as a result of the issuance of 75,483 shares.









------------------------------------------------------------------------------8

            POLYMER RESEARCH CORP. OF AMERICA

 ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment Securities have decreased collectively by $153,096 since December 31, 1996. The decrease is principally due to the 1997 use of cash received in late 1996 to perform services on research contracts and thereby reduce deferred revenues which was partially offset by earnings during the first six months of this fiscal year.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor debt was in 1996, or expected to be in 1997, sources of cash for use in operations.

The rate of current assets to current liabilities at June 30, 1997 increased to
4.66 to 1.0 as compared to 2.35 to 1.0 at December 31, 1996. The increase is a result of net earnings in 1997 and the decrease in deferred revenue.

Based on the above, the Company's cash, investment, and investment securities position at June 30, 1997 is deemed sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately seven months selling, general, and administrative expenses.

Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

B.  RESULTS OF OPERATIONS

Three months ended June 30, 1997 v. 1996

Net revenues for the second quarter of 1997 were $ 1,450,000, an increase of $ 90,747 (7%) over the second quarter of 1996. Research sales increased $6,299 (1%) in the second quarter of 1997 over 1996. Product sales increased $97,046 (40%) in the second quarter of 1997 over 1996 due to increased demand resulting from research findings.

The cost of revenues in research decreased from 24% in the second quarter of 1996 to 21% in the same quarter of 1997 due to reductions in staff and in repairs and maintenance expenses.

Costs of product sales decreased from 88% in the second quarter of 1996 to 81% in the same quarter of 1997 principally

------------------------------------------------------------------------------9
as a result of increased volume while utilizing the same staff in spite of higher material costs.

Selling, general, and administrative expenses remained consistent as a percentage of sales at 52% for the second quarter of 1997 and 50% for the comparable quarter of 1996.

Interest expense decreased due to the principal pre-payment of $800,000 on the mortgage in September 1996. (See Note 4.)

Net income increased from $ 78,333 (6% of sales) in 1996 to $ 98,747 (7% of sales) in 1997, principally as the result of increased revenues, improved gross margins, and the reduced interest expense.

Six months ended June 30, 1997 v. 1996

Net revenues for the first six months of 1997 were $ 2,830,980 an increase of $ 156,170 (6%) over the first six months of 1996. Research sales increased $54,177 (2%) in the first six months of 1997 over 1996. Product sales increased $101,993 (23%) in the first six months of 1997 over 1996 due to increased demand resulting from research findings.

The cost of revenues in research decreased from 26% in the first six months of 1996 to 22% in the same period of 1997 due to reductions in staff and in repairs and maintenance expenses.

Costs of product sales increased from 84% in the first six months of 1996 to 89% in the same period of 1997 principally as a result of increased material prices.

Selling, general, and administrative expenses remained consistent as a percentage of sales at 50% for the first six months of 1997 and 49% for the comparable period of 1996.

Interest expense decreased due to the principal pre-payment of $800,000 on the mortgage in September 1996. (See Note 4.)

Net income increased from $ 159,398 (6% of sales) in 1996 to $205,703 (7% of sales) in 1997, principally as the result of increased revenues, improved gross margins, and the reduced interest expense.






-----------------------------------------------------------------------------10

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

The Company is party to various lawsuits arising in the ordinary course of business. The Company's financial statements include reserves for legal expenses and any unfavorable outcomes in amounts management believes to be reasonable. In the opinion of management, such lawsuits should not have a material adverse effect on the Company's financial condition.

ITEM 2 - Changes in Securities:

On April 1, 1997 the Company declared a 5% stock dividend to shareholders, paid April 9, 1997. The transaction was valued based upon the closing market price of the Company's stock on April 1, 1997, which was $2.81 per share. Retained earnings was charged for $ 212,107 as a result of the issuance of 75,483 shares.

On April 1, 1997 prior to the declaration of a stock dividend, the Company issued 20,000 shares of stock to an Executive Vice President as a bonus for past and future services. These shares have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The Company has valued the shares at $1 per share and will recognize compensation expense for 1997 totaling $ 20,000 related to this bonus rateably throughout the year.

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

The Company held its annual meeting on May 22, 1997. At such meeting the following persons were elected directors:

Director and votes for:
    Carl Horowitz          1,251,274
    Irene Horowitz         1,251,274
    John Ryan              1,251,274
    Alice Horowitz         1,251,274
    Boris Jody             1,251,274
    Mohan Sanduja          1,251,274
    Terry J. Wolfgang      1,251,274

ITEM 5 - Other Information: None

ITEM 6 - Exhibits and Reports on Form 8-k: None
-----------------------------------------------------------------------------11

                                   FORM 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         POLYMER RESEARCH CORP. OF AMERICA,
                         ----------------------------------------------------
                                    (REGISTRANT)


Date  July 31, 97         /s/ Carl Horowitz
    --------------       ----------------------------------------------------
                         Carl Horowitz, President and Chief
                          Accounting Officer






























-----------------------------------------------------------------------------12