Form 10-Q
period 1997-09-30
POLYMER RESEARCH CORP OF AMERICA
filed 1997-11-12
CIK 79424

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended       September 30, 1997

Commission file number  0-14119-NY


                        Polymer Research Corp. of America
             (Exact name of registrant as specified in its charter)


                  New York                            11-2023495
      (State or other jurisdiction of               (I.R.S Employer
       incorporation or organization)              Identification No.)


                   2186 Mill Avenue, Brooklyn, New York 11234
                    (Address of principal executive offices)
                                   (Zip code)


                                 (718) 444-4300
               (Registrants telephone number, including area code)


                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes [X]        No [ ]


                       APPLICABLE ONLY TO CORPORATE ISSUERS:


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       October 31, 1997        1,493,303

                        POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------
Part I - FINANCIAL INFORMATION:

           ITEM I - FINANCIAL STATEMENTS

           Balance Sheets:
           September 30, 1997 (Unaudited) and
              December 31, 1996                                         1

           Statements of Operations:
           Three months and nine months ended
           September 30, 1997 and 1996 (Unaudited)                      3

           Statements of Cash Flows:
           Three months and nine months ended
           September 30, 1997 and 1996 (Unaudited)                      4

           Notes to Financial Statements                               5-8

           ITEM 2 - MANAGEMENT`S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                      9-10


PART II - OTHER INFORMATION                                             11

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
-------------------------------------------------------------------------------


                                           September 30,    December 31,
ASSETS                                         1997             1996
------                                      ----------       ----------
                                            (Unaudited)       (Note 1)
CURRENT ASSETS:
Cash                                        $  585,538       $  709,170
Certificates of deposit                        577,178          554,338
Investment securities available
  for sale                                     449,950          473,283
Accounts receivable, less allowances
  of $0 and $0                                 242,296           91,850
Inventories                                    126,478           85,822
Prepaid expenses and other                     101,371          195,086
                                            ----------       ----------
Total current assets                         2,082,811        2,109,549
                                            ----------       ----------

Land, Property, and Equipment-net            2,865,837        2,939,514

Deferred financing costs and other              11,301           11,814
                                            ----------       ----------
Total other assets                              11,301           11,814
                                            ----------       ----------
TOTAL                                       $4,959,949       $5,060,877
                                            ==========       ==========


The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------ 1

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------



                                           September 30,  December 31,
                                              1997            1996
                                           -----------    -----------
                                           (Unaudited)      (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt          $    30,438    $    28,143
Accounts payable                               109,667         56,907
Income taxes payable                           107,000
Accrued expenses and other
  current liabilities                          213,753        417,714
Deferred revenue                                25,000        393,300
                                           -----------    -----------
Total current liabilities                      485,858        896,064
                                           -----------    -----------

LONG-TERM DEBT  (NOTE 4)                     1,459,890      1,483,080
                                           -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
  share, authorized 4,000,000 shares,
  issued 1,585,140 and 1,585,140*
  shares respectively                           15,851         14,896
Capital in excess of par value               2,863,189      2,632,037
Retained earnings                              197,374        103,654
Unrealized holding losses                       (5,476)       (12,117)
Less: Treasury stock, at cost
  91,837 shares in 1997 and
  91,837 shares in 1996                        (56,737)       (56,737)
                                           -----------    -----------
Total Stockholders' Equity                   3,014,201      2,681,733
                                           -----------    -----------

TOTAL                                      $ 4,959,949    $ 5,060,877
                                           ===========    ===========

*  Restated for 1997 5% stock dividend


The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------ 2

     POLYMER RESEARCH CORP. OF AMERICA
     STATEMENTS OF OPERATIONS FOR THE
     THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED) AND
     THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                          -----------    -----------          -----------    -----------
                                                             1997           1996                 1997            1996
Net revenues:
  Product sales                                           $   332,483    $   166,655          $   885,562    $   617,741
  Research                                                    940,000      1,275,500            3,217,901      3,499,224
                                                          -----------    -----------          -----------    -----------
  Total                                                     1,272,483      1,442,155            4,103,463      4,116,965
                                                          -----------    -----------          -----------    -----------
Cost of Revenues
  Product sales                                               198,002        134,478              687,891        514,945
  Research                                                    207,996        237,954              703,256        808,328
                                                          -----------    -----------          -----------    -----------
  Total                                                       405,998        372,432            1,391,147      1,323,273
                                                          -----------    -----------          -----------    -----------
Gross Profit on Revenues                                      866,485      1,069,723            2,712,316      2,793,692
Selling, General, and
 Administrative Expenses                                      657,340        689,668            2,064,519      2,006,762
                                                          -----------    -----------          -----------    -----------
Income  from Operations                                       209,145        380,055              647,797        786,930
                                                          -----------    -----------          -----------    -----------
Other Revenues (Expenses):
  Interest income                                              16,226         11,781               50,294         40,468
  Mortgage modification fee                                                  (45,000)                            (45,000)
  Interest expense (see note 2)                               (39,246)       (62,966)            (118,263)      (185,630)
  Rental income (loss)                                                         4,311                               4,311
                                                          -----------    -----------          -----------    -----------
  Total                                                       (23,020)       (91,874)             (67,969)      (185,851)
                                                          -----------    -----------          -----------    -----------
Income before income taxes                                    186,125        288,181              579,828        601,079
Provision for income taxes                                    (86,000)      (134,500)            (274,000)      (288,000)
                                                          -----------    -----------          -----------    -----------
Net income                                                $   100,125    $   153,681          $   305,828    $   313,079
                                                          ===========    ===========          ===========    ===========
Income per Share                                          $      0.07    $      0.10*         $      0.20    $      0.21*
                                                          ===========    ===========          ===========    ===========
Weighted average number of shares
  outstanding during the period                             1,493,303      1,493,303*           1,493,303      1,493,303*
                                                          ===========    ===========          ===========    ===========


* Restated for 1997 5% stock dividend


The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------
                                                                               3

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------


OPERATIONS:                            1997          1996
                                    ---------      ---------
Net Income                          $ 305,828      $ 313,079
Charge not affecting funds -
  Unrealized holding losses             6,641
  Issuance of stock                    20,000
  Depreciation and amortization        74,997         75,440
                                    ---------      ---------
Funds Provided by operations          407,466        388,519
                                    ---------      ---------
  Asset and liability management:
  Accounts receivable                (150,446)         4,326
  Inventories                         (40,656)        (3,424)
  Other current assets                 93,715        (14,809)
  Other assets                            512            391
  Accounts payable                     52,760           (659)
  Accrued expenses and other         (203,961)       (46,939)
  Income taxes payable                107,000         11,205
  Deferred revenue                   (368,300)      (120,837)
  Other current liabilities              --             --
                                    ---------      ---------
Increase (Decrease) in net
    operating assets                 (509,376)      (170,746)
                                    ---------      ---------
Total                                (101,910)       217,773
                                    ---------      ---------
FUNDS USED BY
 FINANCING
Certificates of deposit               (22,840)      (405,482)
Investment securities                  23,333         54,542
Payments on long term debt            (20,895)      (826,911)
                                    ---------      ---------
Total                                 (20,402)     1,177,851)
                                    ---------      ---------
INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                         (1,320)        (5,612)
                                    ---------      ---------
INCREASE (DECREASE) IN CASH         $(123,632)     $(965,690)
                                    =========      =========



The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------4

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

The results of operations for the nine month period are not necessarily indicative of the results for an entire year.

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

-------------------------------------------------------------------------------5

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

Revenue from research contracts is recognized upon two criteria: first, client approval of performance of a specific stage of the contract and, second, collection of the resulting revenue is assured. Revenue from product sales is recognized when products are shipped for sale to customers.

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


-------------------------------------------------------------------------------6

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

Net Earnings Per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during each

-------------------------------------------------------------------------------7
year except that 1996 periods have been adjusted to reflect the 5% stock dividend issued in 1997.

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

NOTE 3 - Provision for Income Taxes  (First nine months)

                    1997        1996
                    ----        ----
Federal           $164,000   $169,000
State and local    110,000    119,000
                  --------   --------
Total             $274,000   $288,000
                  ========   ========

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


-------------------------------------------------------------------------------8

                        POLYMER RESEARCH CORP. OF AMERICA

            ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment Securities have decreased collectively by $124,125 since December 31, 1996. The decrease is principally due to the 1997 use of cash received in late 1996 to perform services on research contracts and thereby reduce deferred revenues which was partially offset by earnings during the first nine months of this fiscal year.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor debt was in 1996, or expected to be in 1997, sources of cash for use in operations.

The rate of current assets to current liabilities at September 30, 1997 increased to 4.29 to 1.0 as compared to 2.35 to 1.0 at December 31, 1996. The increase is a result of net earnings in 1997 and the decrease in deferred revenue due to recognition of such revenue.

Based on the above, the Company's cash, investment, and investment securities position at September 30, 1997 is deemed sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately seven months selling, general, and administrative expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

B.  RESULTS OF OPERATIONS

Three months ended September 30, 1997 v. 1996

Net revenues for the third quarter of 1997 were $1,272,483 a decrease of $169,672 (12%) over the third quarter of 1996. Research sales decreased $335,500 (26%) in the third quarter of 1997 compared to 1996. Product sales increased $165,828 (200%) in the third quarter of 1997 over 1996.

The cost of research revenue increased from 19% in the third quarter of 1996 to 22% in the same quarter of 1997 due to the reduction in sales volume with similar staff.

Costs of product sales decreased from 81% in the third quarter of 1996 to 60% in the same quarter of 1997 principally

-------------------------------------------------------------------------------9
as a result of increased volume while utilizing the same staff which was partially offset by higher material costs.

Selling, general, and administrative expenses increased slightly as a percentage of sales to 52% for the third quarter of 1997 from 48% for the comparable quarter of 1996 due to decreased sales volume with similar overhead expenses.

Interest expense decreased due to the principal pre-payment of $800,000 on the mortgage in September 1996. (See Note 4.)

Net income decreased from $153,681 (11% of sales) in 1996 to $100,125 (8% of sales) in 1997, principally as the result of decreased revenues with similar overhead. The 1997 quarter also benefited from reduced interest expense associated with the partial prepayment of the mortgage on the company's building in September 1996.

Nine months ended September 30, 1997 v. 1996

Net revenues for the first nine months of 1997 were $2,830,980 a decrease of $13,502 over the first nine months of 1996. Research sales decreased $281,323 (8%) in the first nine months of 1997 over 1996. Product sales increased $267,821 (43%) in the first nine months of 1997 over 1996.

The cost of revenues in research decreased from 23% in the first nine months of 1996 to 22% in the same period of 1997 due to slight reductions in repairs and maintenance expenses.

Costs of product sales decreased from 83% in the first nine months of 1996 to 78% in the same period of 1997 principally as a result of increased sales volume with a similar labor staff.

Selling, general, and administrative expenses remained consistent as a percentage of sales for the first nine months of 1997 as compared to the comparable period of 1996.

Interest expense decreased due to the principal pre-payment of $800,000 on the mortgage in September 1996. (See Note 4.)

Net income decreased as a percentage of sales from 8% ($313,079) in 1996 to 7% ($305,828) in 1997, principally as the result of slightly decreased revenues.

------------------------------------------------------------------------------10

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










------------------------------------------------------------------------------11

                                    FORM 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        POLYMER RESEARCH CORP. OF AMERICA,
                                        ----------------------------------
                                                 (REGISTRANT)


Date Nov. 10, 1997                      /s/ Carl Horowitz
                                        ----------------------------------
                                        Carl Horowitz, President and Chief
                                          Accounting Officer