Form 10KSB
period 1997-12-31
POLYMER RESEARCH CORP OF AMERICA
filed 1998-03-31
CIK 79424

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file No. 0-14119-NY

                        POLYMER RESEARCH CORP. OF AMERICA
                 (Name of small business issued in its charter)

         NEW YORK                                             11-2023495
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                                  Number)

    2186 Mill Avenue, Brooklyn, NY                               11234
(Address of principal executive offices)                      (Zip Code)

Issuers telephone number including area code: (718) 444-4300

Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                 4,000,000 shares of $.01 par value Common Stock

Check whether the issuers: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   ----       ----

Registrant's revenues for its most recent fiscal year - $5,448,272

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  Yes  X   No
                      ----    ----

The aggregate market value of voting stock held by non-affiliates of the Registrant at February 18, 1998 was approximately $2,415,285 based on the last sale price of such stock.

As of February 18, 1998, the Registrant had 1,488,711 shares of Common Stock outstanding.

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

During 1997, research revenues and products sales accounted for 77 percent and 23 percent of the Company's net revenues, respectively.

For a detailed breakdown of segments of the Company's revenues, income, capital expenditures and identifiable assets, see Note 14 of Notes to the Financial Statements.

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

Research revenue earned from foreign customers outside the United States aggregated $840,000 for 1997, representing approximately 20% of total annual research revenues.

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

The Company employs 7 in-house sales persons plus 2 persons in training to market its research and development contracts, primarily through bulk mailings to targeted potential customers.

To date, all of the Company's research and development services have been related to contracts for customers.

PRODUCTION

The Company manufactures formulations resulting from research work as an accommodation for the companies for whom the research work was done.

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

During 1997, 1996 and 1995, no one customer of the Company accounted for more than 5% of its sales of formulation products or textile inks. The Company has no long-term contracts with its customers for textile inks and maintains approximately a one-month supply of the ingredients for the textile inks in inventory. The Company fills 95% of all textile ink orders within two business days after their receipt.

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

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 1997, the Company had 52 full-time employees. The President and the 18 other scientists in the Company's Research Department are engaged in research and development. The Production Department has 4 employees who are engaged in the production of items arising from research and textile inks. There are 10 employees in the sales and marketing departments. In addition, there are 15 clerical employees and 4 maintenance employees.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in certain lawsuits which arose in the normal course of the Company's business. In the opinion of management the allowance the Company has provided is sufficient to cover the potential damages and expenses that may be incurred in these proceedings, and they will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, no matters were submitted to a vote of the Company's security holders.

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

                                                              Bid Prices
                                                         ---------------------
    Quarter                                              LOW              HIGH
    -------                                              ---              ----
     1997
October - December                                      2-1/8             3
July - September                                        2                 2-5/16
April - June                                            2                 2-1/2
January - March                                         2-1/2             3-7/8

     1996
October - December                                      2                 2-5/8
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

On March 20, 1997 the Company declared a 5% stock dividend to shareholders at April 1, 1997, paid April 8, 1997. The transaction was valued based upon the closing market price of the Company's stock on the day prior to the declaration. (See Note 9 of Notes to Financial Statements).

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

On July 20, 1995 the Company adopted a Shareholders Rights Plan. The Rights Plan provides for the issuance of one stock right, entitling the holder to buy one share of common stock at a price of $25 (subject to adjustment), for each outstanding share of the Company's common stock. The rights will become excersizable only if an "acquiring party" (as defined) acquires or announces a tender offer to acquire 15% or more of the Company's common stock. The rights expire July 31, 2005 (See Note 11 of Notes to Financial Statements).

On March 2, 1998, the Company declared a 5% stock dividend to shareholders at March 23, 1998, payable April 2, 1998 (see Note 17 of Notes to Financial Statements).

As of February 18, 1998 there were 1,488,711 shares outstanding, which were held by 1,012 shareholders, 276 shareholders of record and an additional 736 unregistered shareholders.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue Analysis
                                         Year Ended December 31,
                                         -----------------------
                                                             Percentage of
                              ($) In Thousands               Total Revenues
                          ------------------------      -----------------------
                           1997     1996     1995        1997     1996     1995
                          ------   ------   ------      ------   ------   ------
Research                  $4,214   $4,326   $4,608       77.3%    85.2%    89.0%
Production                 1,234      752      571       22.7     14.8     11.0
                          ------   ------   ------      -----    -----    -----
Total Revenues            $5,448   $5,078   $5,179      100.0%   100.0%   100.0%
                          ======   ======   ======      =====    =====    =====

1997 v. 1996

Total revenues increased $370,000 or 7% from $5,078,000 in 1996 to $5,448,000 in 1997. Research revenues decreased $112,000 or 3% while production revenue increased $482,000 or 64% from 1996 to 1997.

The decrease in research was primarily attributable to continuing turnover of personnel in the marketing department.

The increase in production sales was primarily the result of increased demand resulting from research findings for customers in prior years and increased demand from the industry for polymer coatings.

The rate of inflation has not had a material impact upon the results of operations.

1996 v. 1995

Total revenues decreased $100,000 or 2% from $5,179,000 in 1995 to $5,079,000 in 1996. Research revenues decreased $281,000 or 6% while production revenue increased $181,000 or 32.0% from 1995 to 1996.

The decrease in research revenue was primarily attributable to turnover of personnel. During the latter part of 1995 and early 1996 several important sales department people left the Company. Their replacements were unable to offset the decrease in revenue generated by these former employees.

The increase in production sales was primarily the result of increased demand resulting from research findings for customers in prior years and increased demand from the building industry for polymer coatings.

The rate of inflation has not had a material impact upon the results of operations.

Cost of Revenues Analysis

                                         Year Ended December 31,
                                         -----------------------
                                                               Cost as a
                                                             Percentage of
                              ($) In Thousands               Total Revenues
                          ------------------------      -----------------------
                           1997     1996     1995        1997     1996     1995
                          ------   ------   ------      ------   ------   ------
Research                  $1,002   $1,017   $1,311      18.4%    20.0%     25.3%
Production                 1,018      623      505      18.7     12.3      12.8
                          ------   ------   ------      ----     ----      ----
Total cost of
 revenues                 $2,020   $1,640   $1,816      37.1%    32.3%     35.1%
                          ======   ======   ======      ====     ====      ====

The cost of research revenues for 1995, set forth above, have been adjusted to exclude sales salaries, which have been reclassified to selling, general and administrative expenses.

1997 v.1996

The cost of revenues as a percentage of sales increased from 32.3% in 1996 to 37.1% in 1997. The increase in cost of revenues is primarily caused by an increase in the percentage of product sales, which have a higher cost of sales than research revenue. Production sales as a percentage of total sales increased to 22.7% in 1997 compared to 14.8% in 1996.

1996 v. 1995

The cost of revenues as a percentage of sales decreased from 35.1% in 1995 to 32.3% in 1996. The primary cause is decreased labor costs.

Selling, General and Administrative Expenses Analysis

                                         Year Ended December 31,
                                         -----------------------
                                                             Expenses as a
                                                             Percentage of
                              ($) In Thousands               Total Revenues
                          ------------------------      -----------------------
                           1997     1996     1995        1997     1996     1995
                          ------   ------   ------      ------   ------   ------
Selling, General &
Administrative Expenses   $2,902   $2,898   $2,491       53.2%    57.1%    48.1%
                          ======   ======   ======       ====     ====     ====

Selling, general and administrative expenses for 1995, set forth above, have been adjusted to include sales salaries, which were previously charged to costs of research revenues.

1997 v. 1996

Selling, general and administrative expenses increased $4,000 during 1997, but decreased as a percentage of sales, from 57.1% in 1996 to 53.2% in 1997. The Company's 7% sales increase in 1997 was supported by slightly increased support staff. In addition, legal proceeding expenses dropped from 1996 to 1997.

1996 v. 1995

Selling, general and administrative expenses, as a percentage of sales, increased to 57.1% in 1996, as compared to 48.1% during 1995. The increase is attributed to increased support salaries and related expenses, increased insurance costs, and increased travel expenses. In addition, legal proceeding expenses increased in 1996 as compared to1995.

CAPITAL RESOURCES AND LIQUIDITY


Cash has increased from $709,170 at December 31, 1996 to $1,367,008 at December 31, 1997. During 1997 many of the Company's Certificates of Deposits matured and were transferred to interest bearing savings accounts to avoid locking into longer term cash investments at low interest rates. (See the statement of cash flows for a more detailed analysis of opening versus closing cash).

Cash is generated and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1997, nor expected to be in 1998, significant sources of cash.

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

The Company's cash position at December 31, 1997 is deemed sufficient to cover any unforeseen sales downturn as it is equal to approximately 6 months of selling, general and administrative expenses. Over both the long and short term, liquidity will be the direct result of sales.

The ratio of current assets to current liabilities at December 31, 1997 was 2.95 to 1.0 as compared to 2.35 to 1.0 at December 31, 1996.

GENERAL DISCUSSION

Cash flow of the Company is a direct result of net income and net cash provided from operating activities. Credit extended by the Company in the form of receivables and received in the form of payables has not had and will not have a significant impact on cash flow.

Cash flow from financing and investing activities is not expected to have an impact on cash flow in the next 1 to 2 years. However, the Company is preparing for the building mortgage balloon payment of $1,400,000 due on June 1, 2000 (see
Note 6 of Notes to the Financial Statements). The Company intends to provide for this payment by accumulating cash prior to the payment due date.

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

ANALYTIC REVIEW OF QUARTERLY RESULTS

Gross profit for the fourth quarter decreased substantially from the average of the prior three quarters. Production sales, which yield a lower gross profit than research, increased in the fourth quarter.

Selling, general and administrative expenses increased significantly in the fourth quarter resulting from increased legal proceedings expenses and normal year-end expenses including bonuses and holiday expenses as well as travel and entertainment expenses in connection with increased year-end selling efforts.

                          3/31/97        6/30/97        9/30/97       12/31/97
                          -------        -------        -------       --------
Total revenue          $ 1,380,980    $ 1,450,000    $ 1,272,483    $ 1,344,809
Cost of revenue            492,783        492,366        405,998        629,176
Gross profit               888,197        957,634        866,485        715,633
SG&A expenses              660,357        746,822        657,340        837,955
Income (loss) from
 operations                227,840        210,812        209,145       (122,322)
Other expenses             (22,383)       (22,556)       (23,020)       (21,861)
Pre-tax income (loss)      205,457        188,246        186,125       (144,183)
Income tax expense
 (benefit)                  98,501         89,499         86,000        (44,934)
Net income (loss)          106,956         98,747        100,125        (99,249)

                             POLYMER RESEARCH CORP.
                                   OF AMERICA

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                        POLYMER RESEARCH CORP. OF AMERICA



                                    CONTENTS



                                                                 Page
                                                                 ----

Independent Auditors' Report                                      F-1

Financial Statements

Balance Sheets at December 31, 1997 and 1996                      F-2 - F-3

Statements of Income for the Years Ended
December 31, 1997, 1996 and 1995                                  F-4

Statement of Changes in Stockholders' Equity
for the Years Ended December 31, 1997, 1996 and 1995              F-5

Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995                                  F-6 - F-7

Notes to Financial Statements                                     F-8 - F-20

Financial Statement Schedules

For the Years Ended December 31, 1997, 1996 and 1995:

          Report of Independent Certified Public
          Accountants on Financial Statement Schedules            F-21

VIII      Valuation and Qualifying Accounts and Reserves          F-22

 X        Supplementary Income Statement Information              F-23

 XI       Property, Equipment and Accumulated Depreciation        F-24

          All other schedules have been omitted because the required information is included in the financial statements or the notes thereto or because they are not required.

[LOGO]CK  CASTELLANO, KORENBERG & CO.
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS                               1048 Old Country Road
                                                        Westbury, New York 11590
                                                                    516-338-6600
                                                               FAX: 516-338-6632


                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors
Polymer Research Corp. of America
Brooklyn, New York


We have audited the accompanying balance sheets of Polymer Research Corp. of America at December 31, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polymer Research Corp. of America at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                                     /s/Castellano, Korenberg & Co. CPAs, P.C.
                                     -----------------------------------------
                                     CASTELLANO, KORENBERG & CO. CPAs, P.C.

Westbury, New York
February 18, 1998

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                          1997           1996
                                                          ----           ----
CURRENT ASSETS:
    Cash and cash equivalents                        $ 1,367,008    $   709,170
    Certificates of deposit                              155,308        554,338
    Investment securities available
     for sale                                            482,940        473,283
    Accounts receivable, less allowance for
     doubtful accounts of $-0- for 1997 and 1996         137,827         91,850
    Inventories                                           99,654         85,822
    Prepaid income taxes                                     -0-        167,000
    Prepaid expenses and other current assets             17,504         28,086
                                                     -----------    -----------

         Total Current Assets                          2,260,241      2,109,549
                                                     -----------    -----------

PROPERTY AND EQUIPMENT                                 2,863,416      2,939,514
                                                     -----------    -----------

OTHER ASSETS:
    Deferred financing costs, less accumulated
     amortization of $3,093 for 1997 and
     $2,728 for 1996                                      11,450         11,814
                                                     -----------    -----------









                                                     $ 5,135,107    $ 5,060,877
                                                     ===========    ===========



      See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1997           1996
                                                          ----           ----
CURRENT LIABILITIES:
    Current maturities of long-term debt             $    31,244    $    28,143
    Accounts payable                                      75,548         56,907
    Deferred revenue                                     252,450        393,300
    Income taxes payable                                  56,100            -0-
    Accrued expenses and other current
     liabilities                                         349,802        417,714
                                                     -----------    -----------

         Total Current Liabilities                       765,144        896,064
                                                     -----------    -----------

LONG-TERM LIABILITY:
    Long-term debt, less current maturities            1,451,770      1,483,080
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
    Common stock - $.01 par value; 4,000,000
     shares authorized; 1,580,548 and 1,489,657
     shares issued at December 31, 1997 and
     1996, respectively                                   15,805         14,896
    Capital in excess of par value                     2,850,332      2,632,037
    Retained earnings                                    111,029        103,654
    Unrealized holding losses                             (2,236)       (12,117)
                                                     -----------    -----------
                                                       2,974,930      2,738,470

    Less:  Treasury stock, at cost -
           91,837 shares in 1997 and 1996                 56,737         56,737
                                                     -----------    -----------

         Total Stockholders' Equity                    2,918,193      2,681,733
                                                     -----------    -----------


                                                     $ 5,135,107    $ 5,060,877
                                                     ===========    ===========



      See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                             1997           1996            1995
                                         -----------    -----------     -----------
NET REVENUES:
         Research                        $ 4,214,293    $ 4,326,424     $ 4,607,889
         Production                        1,233,979        752,145         571,256
                                         -----------    -----------     -----------
                                           5,448,272      5,078,569       5,179,145
                                         -----------    -----------     -----------
COST OF REVENUES:
         Research                          1,001,818      1,017,460       1,310,643
         Production                        1,018,505        623,320         504,621
                                         -----------    -----------     -----------
                                           2,020,323      1,640,780       1,815,264
                                         -----------    -----------     -----------

GROSS PROFIT                               3,427,949      3,437,789       3,363,881

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                  2,902,474      2,897,775       2,491,150
                                         -----------    -----------     -----------

INCOME FROM OPERATIONS                       525,475        540,014         872,731
                                         -----------    -----------     -----------

OTHER INCOME (EXPENSE):
         Interest income                      65,886         58,965          55,358
         Interest expense                   (157,320)      (227,683)       (227,195)
         Net rental income (expense)             -0-          2,850           5,000
         Realized gain (loss) on
          investment in marketable
          securities                           1,604         (1,621)          9,890
         Mortgage modification expense           -0-        (45,000)            -0-
                                         -----------    -----------     -----------

                  Total Other Expense        (89,830)      (212,489)       (156,947)
                                         -----------    -----------     -----------

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                       435,645        327,525         715,784

PROVISION FOR INCOME TAXES                   229,066        157,697         358,841
                                         -----------    -----------     -----------

NET INCOME                               $   206,579    $   169,828     $   356,943
                                         ===========    ===========     ===========

EARNINGS PER SHARE                       $       .14    $       .12*    $       .24**
                                         ===========    ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                               1,487,371      1,472,303*      1,471,634**
                                         ===========    ===========     ===========


*    Restated for 1997 5% stock dividend

**   Restated for 1997 5% stock dividend and 1996 10% stock dividend


      See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           Common Stock, $.01 Par
                                              Value Authorized;
                                              4,000,000 Shares       Capital                   Unrealized   Treasury Stock - At Cost
                                          -----------------------   in Excess     Retained       Holding    ------------------------
                                            Shares       Amount       of Par      Earnings       Losses        Shares     Amount
                                          ----------   ----------   ----------   ----------    ----------    ---------- ----------
Balance, December 31, 1994                   984,897   $    9,849   $1,797,214   $  416,753    $  (27,198)       60,719 $  (56,737)
Stock Dividend                                98,490          985      294,485     (295,470)          -0-         6,072        -0-
Stock Split                                  270,847        2,708          -0-       (2,708)          -0-        16,697        -0-
Unrealized Gain on Investment
 Securities Available for Sale                   -0-          -0-          -0-          -0-        25,228           -0-        -0-
Net Income                                       -0-          -0-          -0-      356,943           -0-           -0-        -0-
                                          ----------   ----------   ----------   ----------    ----------    ---------- ----------
Balance, December 31, 1995                 1,354,234       13,542    2,091,699      475,518        (1,970)       83,488    (56,737)
Stock Dividend                               135,423        1,354      540,338     (541,692)          -0-         8,349        -0-
Unrealized Loss on Investment
 Securities Available for Sale                   -0-          -0-          -0-          -0-       (10,147)          -0-        -0-

Net Income                                       -0-          -0-          -0-      169,828           -0-           -0-        -0-
                                          ----------   ----------   ----------   ----------    ----------    ---------- ----------
Balance, December 31, 1996                 1,489,657       14,896    2,632,037      103,654       (12,117)       91,837    (56,737)
                                          ----------   ----------   ----------   ----------    ----------    ---------- ----------

Stock Bonus Issued                            20,000          200       19,800          -0-           -0-           -0-        -0-

Stock Dividend                                70,891          709      198,495     (199,204)          -0-           -0-        -0-

Unrealized Gain on Investment
 Securities Available for Sale                   -0-          -0-          -0-          -0-         9,881           -0-        -0-

Net Income                                       -0-          -0-          -0-      206,579           -0-           -0-        -0-
                                          ----------   ----------   ----------   ----------    ----------    ---------- ----------
Balance, December 31, 1997                 1,580,548   $   15,805   $2,850,332   $  111,029    $   (2,236)       91,837 $  (56,737)
                                          ==========   ==========   ==========   ==========    ==========    ========== ==========

      See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                  1997                 1996                 1995
                                                                              -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                                 $ 5,255,070          $ 5,266,656          $ 5,260,240
 Interest received                                                                 65,886               58,965               55,358
 Rent received                                                                        -0-                2,850                5,000
                                                                              -----------          -----------          -----------
     Cash Provided By Operating Activities                                      5,320,956            5,328,471            5,320,598
                                                                              -----------          -----------          -----------

 Cash paid for merchandise                                                     (1,961,416)          (1,572,608)          (1,752,829)
 Cash paid to suppliers and employees                                          (2,899,200)          (2,732,151)          (2,384,450)
 Interest paid                                                                   (157,320)            (227,683)            (227,195)
 Income taxes paid                                                                 (5,966)            (358,097)            (348,553)
 Mortgage modification fee paid                                                       -0-              (45,000)                 -0-
                                                                              -----------          -----------          -----------
     Cash Disbursed For Operating Activities                                   (5,023,902)          (4,935,539)          (4,713,027)
                                                                              -----------          -----------          -----------

              NET CASH PROVIDED BY
              OPERATING ACTIVITIES                                                297,054              392,932              607,571
                                                                              -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturity of certificates of deposit                                399,030              142,611              136,086
 Proceeds from sale of marketable securities                                      551,452              378,619              807,290
                                                                              -----------          -----------          -----------
     Cash Provided By Investing Activities                                        950,482              521,230              943,376
                                                                              -----------          -----------          -----------

 Purchase of certificates of deposits                                                 -0-             (554,338)            (142,611)
 Purchase of marketable securities                                               (549,624)            (275,189)            (773,517)
 Purchase of property and equipment                                               (11,865)             (18,221)             (41,445)
                                                                              -----------          -----------          -----------
     Cash Disbursed For Investing Activities                                     (561,489)            (847,748)            (957,573)
                                                                              -----------          -----------          -----------

              NET CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                                                388,993             (326,518)             (14,197)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term borrowings                                       (28,209)            (831,278)             (32,460)
                                                                              -----------          -----------          -----------

              NET CASH USED IN FINANCING
              ACTIVITIES                                                          (28,209)            (831,278)             (32,460)
                                                                              -----------          -----------          -----------

              NET INCREASE (DECREASE) IN CASH                                     657,838             (764,864)             560,914

              CASH, BEGINNING OF YEAR                                             709,170            1,474,034              913,120
                                                                              -----------          -----------          -----------

              CASH, END OF YEAR                                               $ 1,367,008          $   709,170          $ 1,474,034
                                                                              ===========          ===========          ===========


       See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                  1997                 1996                 1995
                                                                              -----------          -----------          -----------

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                                                    $   206,579          $   169,828          $   356,943
                                                                              -----------          -----------          -----------

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

   Bonus paid through issuance of stock                                            20,000                  -0-                  -0-
   Depreciation and amortization                                                   88,327               93,658              103,824
   Bad debt expense                                                                 6,375                2,342               6,255
   Realized (gain) loss on investment
    in marketable securities                                                       (1,604)               1,621               (9,890)

Changes in assets (increase) decrease:
   Accounts receivable                                                            (52,352)             (34,376)              (6,026)
   Inventories                                                                    (13,832)             (13,109)              (1,043)
   Prepaid income taxes                                                           167,000             (167,000)                 -0-
   Prepaid expenses and other current assets                                       10,582              (15,491)              41,699
   Other assets                                                                       -0-                  -0-                8,199

Changes in liabilities increase (decrease):
   Accounts payable                                                                18,641               43,765               (8,111)
   Deferred revenue                                                              (140,850)             222,463               85,837
   Income taxes payable                                                            56,100              (33,400)              10,275
   Accrued expenses and other current liabilities                                 (67,912)             122,631               19,609
                                                                              -----------          -----------          -----------

             Total Adjustments                                                     90,475              223,104              250,628
                                                                              -----------          -----------          -----------

                  NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                                        $   297,054          $   392,932          $   607,571
                                                                              ===========          ===========          ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         Stock dividend paid                                                  $   199,204          $   541,692          $   295,470
                                                                              ===========          ===========          ===========

         Stock split paid                                                     $       -0-          $       -0-          $     2,708
                                                                              ===========          ===========          ===========

         Unrealized gain (loss) on investment securities                      $     9,881          $   (10,147)         $    25,228
                                                                              ===========          ===========          ===========

         Stock bonus paid                                                     $    20,000          $       -0-          $       -0-
                                                                              ===========          ===========          ===========


      See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 1 -        Summary of Significant Accounting Policies

                Business Activity

                Polymer Research Corp. of America ("the Company") is predominately engaged in the research and development of the
                applications   of  chemical   grafting  for  both  domestic  and
                international companies. The Company also produces and sells products arising from research activities and textile printing inks. Revenue for research and production is derived from various manufacturers throughout the United States and worldwide.

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

                Revenue Recognition

                Revenue from research contracts is recognized upon satisfaction of the following two criteria: first, client approval of performance of specific stage of the contract and second, collection of the resulting revenue is assured. Revenue from production is recognized when the product is shipped for sale to customers.

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

                Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to stockholders' equity, whereas realized gains and losses flow through the Company's yearly operations.

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

                Property and Equipment (cont'd).

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

Note 2 -        Investment Securities

                At December 31, 1997 and 1996, the investment securities portfolio is comprised of securities classified as available for sale, in conjunction with FASB 115, resulting in investment securities available for sale being carried at market value.

                The amortized cost and fair values of investment securities available for sale at December 31, 1997 are:

                                                                     Gross           Gross
                                                     Amortized    Unrealized       Unrealized          Fair
                                                        Cost         Gains           Losses            Value
                                                     ---------    ----------       ----------        ---------
                U.S. Treasury securities             $  90,181    $    2,053       $      -0-        $  92,234
                Obligations of other U.S.
                 government agencies                   254,177        12,601          (20,948)         245,830
                Other  securities                      149,999           -0-           (5,123)         144,876
                                                     ---------    ----------       ----------        ---------
                                                     $ 494,357    $   14,654       $  (26,071)       $ 482,940
                                                     =========    ==========       ==========        =========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 2 -        Investment Securities (cont'd).

                The amortized cost and fair values of investment securities available for sale at December 31, 1996 are:

                                                                     Gross           Gross
                                                     Amortized    Unrealized       Unrealized          Fair
                                                        Cost         Gains           Losses            Value
                                                     ---------    ----------       ----------        ---------
                U.S. Treasury securities             $ 148,367    $      -0-       $   (2,332)       $ 146,035
                Obligations of other U.S.
                 government agencies                   194,572           -0-           (9,407)         185,165
                Other  securities                      149,999           -0-           (7,916)         142,083
                                                     ---------    ----------       ----------        ---------
                                                     $ 492,938    $      -0-       $  (19,655)       $ 473,283
                                                     =========    ==========       ==========        =========

                The amortized cost and fair values of investment securities available for sale December 31, 1997 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                       Securities Available
                                                                                                             For Sale
                                                                                             --------------------------------------
                                                                                             Amortized                       Fair
                                                                                                Cost                         Value
                                                                                             ---------                     --------
                Due in one year or less                                                           $-0-                         $-0-
                Due after one year but less
                 than five years                                                                43,037                       43,142
                Due after five years but
                 less than ten years                                                            47,144                       49,092
                Due after ten years                                                                -0-                          -0-
                                                                                                90,181                       92,234
                Mortgage-backed securities                                                     254,177                      245,830
                Other securities                                                               149,999                      144,876
                                                                                              --------                     --------
                                                                                              $494,357                     $482,940
                                                                                              ========                     ========

                Proceeds from sales and maturities of investment securities available for sale during 1997 and 1996 were $551,452 and $378,619, respectively. Included in shareholders' equity at December 31, 1997 and 1996 is $2,236 and $12,117 respectively, of net unrealized losses on investment securities available for sale.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 3 -        Inventories

                Inventories at December 31, 1997 and 1996 are as follows:

                                                                                                1997                         1996
                                                                                              --------                     --------
                Raw materials                                                                 $ 85,556                     $ 73,515
                Finished goods                                                                  14,098                       12,307
                                                                                              --------                     --------

                                                                                              $ 99,654                     $ 85,822
                                                                                              ========                     ========

Note 4 -        Property and Equipment

                Property and equipment is summarized as follows:

                                                                                                1997                         1996
                                                                                              --------                     --------
                Land                                                                        $  450,000                   $  450,000
                Land improvements                                                               80,211                       80,211
                Building                                                                     2,550,000                    2,550,000
                Building improvements                                                          289,505                      289,505
                Transportation equipment                                                        12,967                       12,967
                Machinery and equipment                                                        206,917                      200,259
                Furniture and fixtures                                                          99,018                       98,213
                Office equipment                                                                65,066                       60,664
                                                                                              --------                     --------
                                                                                             3,753,684                    3,741,819
                Less:  Accumulated depreciation
                           and amortization                                                    890,268                      802,305
                                                                                            ----------                   ----------
                                                                                            $2,863,416                   $2,939,514
                                                                                            ==========                   ==========

                Depreciation and amortization expense related to property and equipment amounted to $87,963, $93,295 and $103,460 for the years ended December 31, 1997, 1996 and 1995 respectively.

Note 5 -        Deferred Revenue

                At December 31, 1997 and 1996 the Company had received research contract payments not yet earned aggregating $252,450 and $393,300, respectively.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 6 -        Mortgage Payable

                On August 20, 1996 the Company renegotiated the existing mortgage on its building. The terms of the agreement required the Company to make an $800,000 principal installment and pay a re-negotiation fee of $45,000. The remaining balance of the mortgage is being paid pursuant to a 25-year amortization in monthly installments of $15,457 including principal and interest at the rate of 10.50% per annum. The entire unpaid principal balance at the end of the mortgage term, anticipated to be $1,398,330, is due in a balloon payment on June 1, 2000.

                The mortgage is secured by a lien on the building. The principal balances payable on the mortgage amounted to $1,483,014 and $1,511,223 of which $31,244 and $28,143 represent current maturities of the mortgage at December 31, 1997 and 1996 respectively.

                Aggregate maturities of the mortgage note payable are as follows:

                Years Ending December 31:
                      1998                                           $    31,244
                      1999                                                34,688
                      2000                                             1,417,082
                                                                     -----------
                                                                     $ 1,483,014
                                                                     ===========

Note 7 -        Contingencies

                At December 31, 1997, the Company is a defendant in various lawsuits which arose in the ordinary course of business. At
                December 31, 1997, the Company has provided a reserve of $100,000, included in current liabilities, as a provision for legal expenses and potential unfavorable rulings in certain of these cases. It is management's opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company's financial position.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 8 -        Commitments

                On July 26, 1994 the Company entered into retirement agreements with 2 key executives. The agreements set a compensation rate of 60% of the average 5 preceding years' annual compensation, payable for the remainder of the executive's life. The Company is also responsible to maintain the executives medical insurance.

                On March 1, 1993 the Company extended its employment contract with its President which expires on May 16, 1998. The contract provides for a current minimum annual salary of $170,000 for 1997 and annual increases of $10,000 throughout its duration.

                In  addition,   the  Company   leases   vehicles  under  various
                noncancellable operating leases requiring future minimum rentals as follows:

                Years Ending December 31:
                        1998                                            $ 29,748
                        1999                                              21,921
                        2000                                               6,205
                                                                        --------
                                                                        $ 57,874
                                                                        ========

                Vehicle lease expense charged to operations for the years ended December 31, 1997 and 1996 amounted to $11,191 and $26,903, respectively.

Note 9 -        Stock Dividends

                On March 20, 1997 the Company declared a 5% stock dividend to stockholders of record at April 1, 1997, paid April 8, 1997. The transaction was valued based upon the closing market price of the Company's stock on April 7, 1997 which was $2.81 per share. Retained earnings was charged for $199,204 as a result of the issuance of 70,891 shares.

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

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 9 -        Stock Dividends (cont'd).

                On February 21, 1995 the Company declared a 10% stock dividend to stockholders of record at March 6, 1995, paid March 20, 1995. The transaction was valued based upon the closing market price of the Company's stock on March 19, 1995, which was $3.00 per share. Retained earnings was charged for $295,470 as a result of the issuance of 98,490 shares.

                Per share data were retroactively restated for the effects of the 1997, 1996 and 1995 stock dividends.

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

Note 11-        Shareholders Rights Plan

                On July 20, 1995, the Company adopted a Shareholders Rights Plan. The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company. The rights were issued to shareholders of record on July 31, 1995 and will expire on July 31, 2005. The Rights Plan provides for the issuance of one stock right for each outstanding share of the Company's common stock. The rights will become exercisable only if an "acquiring party" (as defined in the rights plan) acquires 15% or more of the Company's common stock or announces a tender offer that would result in ownership of 15% or more of the Company's common stock.

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

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 12 -       Stock Bonus

                On April 1, 1997, prior to the 1997 5% stock dividend record date, the Company paid an Executive Vice President a bonus by issuing to him 20,000 restricted shares of the Company's stock. The shares have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The Company valued the shares at $20,000.

Note 13 -       Provision For Income Taxes

                The provision for income taxes is summarized as follows:

                                                                  1997           1996              1995
                                                               ---------      ---------         ---------
                Federal                                        $ 135,754     $   92,054         $ 207,140
                State and local                                   93,312         65,643           151,701
                                                               ---------      ---------         ---------
                Provision for income taxes                     $ 229,066      $ 157,697         $ 358,841
                                                               =========      =========         =========

                The reconciliation between the maximum effective income tax rates with federal statutory tax rates for the year ended December 31, 1997 and the rates reflected in the accompanying financial statements is as follows:

                Income taxes at U.S. statutory rates                  $ 148,119
                (Decrease) increase in federal income
                 tax expense resulting from:
                Federal tax arising from non-deductible
                 financial statement expenses                            15,727
                Benefit from utilization of lower federal
                 tax brackets                                              (982)
                Benefit from deduction for state
                 and local taxes                                        (27,110)
                State and local taxes                                    93,312
                                                                      ---------

                Provision for Income Taxes                            $ 229,066
                                                                      =========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 14 -       Industry Segments

                The Company's operations are classified into the following two industry segments:

                Research  -      Providing  laboratory research  services in the
                                 area of polymer chemistry.

                Production -     Manufacture  and sale of  products arising from
                                 research activities and the sale of textile printing inks and accessories.

                Information on industry segments for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                         1997                  1996                1995
                                                                      ----------            ----------          ----------
NET REVENUES:
         Research                                                     $4,214,293            $4,326,424          $4,607,889
         Production                                                    1,233,979               752,145             571,256
                                                                      ----------            ----------          ----------

                  Total Net Revenues                                  $5,448,272            $5,078,569          $5,179,145
                                                                      ==========            ==========          ==========

GROSS PROFIT:
         Research                                                     $3,212,475            $3,308,964          $3,297,246
Production                                                               215,474               128,825              66,635
                                                                      ----------            ----------          ----------
                  Total Gross Profit                                   3,427,949             3,437,789           3,363,881

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                              2,756,224             2,680,505           2,450,509
                                                                      ----------            ----------          ----------

INCOME FROM OPERATIONS                                                $  671,725            $  757,284          $  913,372
                                                                      ==========            ==========          ==========

CAPITAL EXPENDITURES:
         Research                                                     $      -0-            $    3,603          $   12,189
         Production                                                          -0-                 2,881               9,747
         Corporate                                                        11,864                 5,766              19,509
                                                                      ----------            ----------          ----------
                  Total                                               $   11,864            $   12,250          $   41,445
                                                                      ==========            ==========          ==========
DEPRECIATION AND AMORTIZATION:
         Research                                                     $   36,505            $   27,545          $   30,309
         Production                                                       17,593                22,028              24,239
         Corporate                                                        33,865                44,085              49,276
                                                                      ----------            ----------          ----------
                  Total                                               $   87,963            $   93,658          $  103,824
                                                                      ==========            ==========          ==========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 14 -       Industry Segments (cont'd).

                                                                         1997                  1996                1995
                                                                      ----------            ----------          ----------
IDENTIFIABLE ASSETS:
Research                                                              $1,262,411            $  886,238          $  885,752
Production                                                               718,512               831,529             818,175
Corporate                                                              3,154,184             3,343,110           3,673,088
                                                                      ----------            ----------          ----------
         Total                                                        $5,135,107            $5,060,877          $5,377,015
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

                There was no individual customer from which the Company derived 10% or more of its revenues during the periods presented.

Note 15 -       Accrued Expenses and Other Current Liabilities

                Accrued expenses and other current liabilities are summarized as follows:

                                                                                                1997                         1996
                                                                                              --------                     --------
                Accrued profit sharing                                                        $100,000                     $100,000
                Accrued provision for legal
                 proceedings                                                                   100,000                      150,000
                Accrued vacation                                                                26,042                       25,584
                Accrued professional fees                                                       30,000                       30,000
                Accrued officers' bonuses                                                       37,899                          -0-
                Other items (none in excess
                 of 5% of total current
                 liabilities)                                                                   55,861                      112,130
                                                                                              --------                     --------
                                                                                              $349,802                     $417,714
                                                                                              ========                     ========

Note 16 -       Profit Sharing Plan

                Profit sharing expense under the Company's noncontributory profit sharing plan charged to operations amounted to $100,000 for the years ended December 31, 1997, 1996 and 1995.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 17 -       Subsequent Event

                On March 2, 1998, the Company declared a 5% stock dividend to shareholders at March 23, 1998, payable April 2, 1998.

[LOGO]CK  CASTELLANO, KORENBERG & CO.
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS                               1048 Old Country Road
                                                        Westbury, New York 11590
                                                                    516-338-6600
                                                               FAX: 516-338-6632


To The Stockholders
Polymer Research Corp. of America
Brooklyn, New York


Our report on our audits of the basic financial statements of Polymer Research Corp. of America for 1997, 1996 and 1995, appears on page F-1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                      /s/Castellano, Korenberg & Co., CPAs, P.C.
                                      ------------------------------------------
                                      CASTELLANO, KORENBERG & CO., CPAs, P.C.



Westbury, New York
February 18, 1998

                        POLYMER RESEARCH CORP. OF AMERICA
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



Column A                            Column B                   Column C                   Column D         Column E
--------                           ----------        ---------------------------         ----------        ----------
                                                              Additions
                                                     ---------------------------
                                   Balance at        Charged to         Charged
                                    Beginning        Costs and          to Other                           Balance at
                                     Of Year          Expenses          Accounts         Deductions        End of Year
                                   ----------        ----------        ----------        ----------        ----------
Allowance for Doubtful Accounts:
--------------------------------
Year ended December 31, 1997       $      -0-        $    6,375        $      -0-        $    6,375        $      -0-
                                   ----------        ----------        ----------        ----------        ----------
Year ended December 31, 1996       $    4,000        $    2,342        $      -0-        $    6,342        $      -0-
                                   ----------        ----------        ----------        ----------        ----------
Year ended December 31, 1995       $      -0-        $    6,375        $      -0-        $    2,255        $    4,000
                                   ----------        ----------        ----------        ----------        ----------

Reserve for Sales Credits:
--------------------------
Year ended December 31, 1997       $      -0-        $   -0-           $      -0-        $      -0-        $      -0-
                                   ----------        ----------        ----------        ----------        ----------
Year ended December 31, 1996       $      -0-        $   -0-           $      -0-        $      -0-        $      -0-
                                   ----------        ----------        ----------        ----------        ----------
Year ended December 31, 1995       $      -0-        $   -0-           $      -0-        $      -0-        $      -0-
                                   ----------        ----------        ----------        ----------        ----------

                        POLYMER RESEARCH CORP. OF AMERICA
                        SCHEDULE X - SUPPLEMENTARY INCOME
                              STATEMENT INFORMATION


                                           Charged To Costs and Expenses
                                           -----------------------------
                                                   December 31,
                                                   ------------
                                        1997          1996              1995
                                     ---------     ---------         --------

1. MAINTENANCE AND REPAIR            $    *        $  56,208         $   *
                                     ---------     ---------         --------

2. DEPRECIATION                      $  87,963     $  93,295         $103,460
                                     ---------     ---------         --------

3. TAXES, OTHER THAN PAYROLL
    AND INCOME TAXES                      *              *               *

4. ROYALTIES                              *              *               *

5. ADVERTISING COSTS                      *              *               *

Note: * Less than 1% of revenue.

                        POLYMER RESEARCH CORP. OF AMERICA
         SCHEDULE XI - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1997



                           Initial Cost to Company            Gross Amount At Which
                           -----------------------         Carried At Close of Period
                                                            -------------------------------                            Life On Which
                                                                                                                       Depreciation
                                                                                                                         In Latest
                                     Land                Land                                                             Income
Date                             Building and            Building and                          Accumulated     Date       Statement
Description       Encumbrances   Improvements  Equipment Improvements  Equipment      Total    Depreciation  Acquired    is Computed
-----------       ------------   ------------  --------- ------------  ---------   ----------  ------------ --------    -----------
Land, Building
 and Improvements  $1,483,014    $3,369,716   $      -0-   $3,369,716  $      -0-  $3,369,716  $  534,851   June 4, 1990  20-40Years

Equipment                 -0-           -0-      383,968          -0-    383,968      383,968     355,416    Various      3-10 Years
                   ----------    ----------   ----------   ----------  ----------  ----------  ------------
                   $1,483,014    $3,369,716   $  383,968   $3,369,716  $  383,968  $3,753,684  $    890,267
                   ==========    ==========   ==========   ==========  ==========  ==========  ============

ITEM 9.  DISAGREEMENTS ON FINANCIAL AND ACCOUNTING DISCLOSURES

                                                        None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company as of December 31, 1997 are as follows:

NAME               AGE             POSITION

Carl Horowitz       74             President and Director

Irene Horowitz      74             Senior Vice President and Director

John M. Ryan        42             Director, Executive Vice
                                   President, Corporate Research

Alice J. Horowitz   38             Director

Boris Jody          78             Director

Anna Dichter        84             Secretary, Treasurer

George V. Sawey     69             Vice President, Chemicals

Terry J. Wolfgang   36             Director

Dr. Mohan Sanduja,  62             Vice President, R & D
                                   Director

Clare Chamow        63             Vice President, Office Management

Betty Friedman      66             Vice President, Personnel

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the years ended December 31, 1997, 1996 and 1995 to the chief executive officer and those three executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 1997.

                                                        SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM COMPENSATION
                                                                                     ----------------------
                                          ANNUAL COMPENSATION                   AWARDS                     PAYOUTS
                                  -------------------------------------------------------------------------------------------------
   (a)                (b)           (c)              (d)              (e)         (f)          (g)           (h)             (i)
NAME                                                                 OTHER     RESTRICTED
AND                                                                  ANNUAL      STOCK                       LTIP         ALL OTHER
PRINCIPAL                                                            COMPEN-     AWARDS      OPTIONAL       PAYOUTS       COMPEN-
POSITION              YEAR        SALARY ($)        BONUS($)         SATION($)     ($)       SAR'S(#)          ($)        SATION($)
                                                                      (1)
-----------------------------------------------------------------------------------------------------------------------------------
CARL HOROWITZ         1997        $160,000          $25,000          $13,236      $-0-         $-0-            $-0-       $12,985
CEO, PRESIDENT        1996         150,000           25,000           10,836       -0-          -0-             -0-         7,460
                      1995         135,915           25,000           27,616       -0-          -0-             -0-         8,084

IRENE HOROWITZ        1997         158,349           10,000              -0-       -0-          -0-             -0-        12,985
SENIOR VICE           1996         153,923           10,000              -0-       -0-          -0-             -0-         7,650
PRESIDENT             1995         152,525           10,000              -0-       -0-          -0-             -0-         7,940

JOHN M. RYAN          1997         248,014             -0-               -0-     20,000         -0-             -0-         3,359
EXECUTIVE VICE        1996         241,167           20,000              -0-       -0-          -0-             -0-         3,524
PRESIDENT             1995         218,227            7,738              -0-       -0-          -0-             -0-         3,374

MOHAN SANDUJA         1997         117,780            1,624              -0-       -0-          -0-             -0-         9,905
VICE PRESIDENT        1996         114,080            1,500              -0-       -0-          -0-             -0-        10,592
RESEARCH AND          1995         102,930            2,000              -0-       -0-          -0-             -0-         9,493
DEVELOPMENT

(1) Represents premiums on officer's life insurance policy in which Mr. Horowitz has the right to designate the beneficiary.

During the years ended 1997, 1996 and 1995, the financial statements reflected a charge for profit sharing contributions of $100,000.

STOCK OPTIONS

No executive officer owns any stock options.

EMPLOYMENT AGREEMENTS

On March 1, 1993, the Company and Carl Horowitz agreed to extend Mr. Horowitz's employment agreement through May 16, 1998. Mr. Horowitz's maximum base salary under the new agreement is $160,000 for 1997 with annual increases of $10,000 thereafter.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth certain information, as of February 18, 1998, with respect to each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, each executive officer named on the Summary Compensation table, and by all officers and directors as a group:

                                                   AMOUNT
                    NAME AND ADDRESS OF         BENEFICIALLY     PERCENTAGE
TITLE OF CLASS       BENEFICIAL OWNER               OWNED         OF CLASS
--------------       ----------------           ------------     ----------
Common stock         Carl Horowitz                361,206          24.2%
$.01 par value       2719 Whitman Drive
                     Brooklyn, NY  11234

                                                   AMOUNT
                    NAME AND ADDRESS OF         BENEFICIALLY     PERCENTAGE
TITLE OF CLASS       BENEFICIAL OWNER               OWNED         OF CLASS
--------------       ----------------           ------------     ----------
                     Irene Horowitz                32,507           2.2%
                     2719 Whitman Drive
                     Brooklyn, NY  11234

                     John M. Ryan                  36,637           1.1%
                     3035 Lonni Lane
                     Merrick, N.Y.  11566

                     Alice J. Horowitz             46,585           3.1%
                     3046 West Tonopah Drive
                     Phoenix, Arizona  85027

                     Boris Jody                       -0-           0.0%
                     4301 N. Ocean Blvd.
                     Boca Raton, Fl.

                     Anna Dichter                     770           0.0%
                     1757 E. 54th Street
                     Brooklyn, N.Y.

                     George Sawey                      74           0.0%
                     59 Squaw Brook Road
                     N. Haldon, N.J.

                     Terry J. Wolfgang             13,970           0.9%
                     440 West End Avenue
                     New York, N.Y.  10750

                     Dr. Mohan Sanduja                -0-           0.0%
                     144-90 91st Avenue
                     Flushing, N.Y.

                     Clare Chamow                     -0-           0.0%
                     5613 Fillmore Avenue
                     Brooklyn, N.Y. 11234

                     Betty Friedman                   -0-           0.0%
                     7219 Avenue N
                     Brooklyn, N.Y. 11234

                     All executive officers and
                     Directors as a group (11
                     in number)                   471,749           31.7%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      NONE

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

                    (.2A) Mortgage modification agreement between the Company and Tama Realty Co., dated August 26, 1996. (Incorporated by reference as previously filed with the United States Security and Exchange Commission in March, 1997 with Form 10k).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POLYMER RESEARCH CORP. OF AMERICA

                                   /s/CARL HOROWITZ
                                   ----------------------------------
                                   CARL HOROWITZ, President and
                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/CARL HOROWITZ                                       March 30, 1998
--------------------------      Director               ----------------
Carl Horowitz                                          Date

/s/IRENE HOROWITZ                                      March 30, 1998
--------------------------      Director               ----------------
Irene Horowitz                                         Date

/s/JOHN M. RYAN                                        March 30, 1998
--------------------------      Director               ----------------
John M. Ryan                                           Date

/s/ALICE J. HOROWITZ                                   March 30, 1998
--------------------------      Director               ----------------
Alice J. Horowitz                                      Date

/s/BORIS JODY                                          March 30, 1998
--------------------------      Director               ----------------
Boris Jody                                             Date

/s/DR. MOHAN SANDUJA, PhD                              March 30, 1998
--------------------------      Director               ----------------
Dr. Mohan Sanduja, PhD                                 Date

/s/TERRY WOLFGANG                                      March 30, 1998
--------------------------      Director               ----------------
Terry Wolfgang                                         Date