Form 10QSB
period 1998-03-31
POLYMER RESEARCH CORP OF AMERICA
filed 1998-05-14
CIK 79424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended          March  31, 1998

Commission file number         0-14119-NY

                        Polymer Research Corp. of America
             (Exact name of registrant as specified in its charter)

            New York                                           11-2023495
(State or other jurisdiction of                             (I.R.S Employer
incorporation or organization)                             Identification No.)

                   2186 Mill Avenue, Brooklyn, New York 11234
               (Address of principal executive offices)(Zip code)

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

      Yes  _X_        No ___


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      April 30, 1998                                      1,593,947

                        POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                                          Page
                                                                          Number
Part I - FINANCIAL INFORMATION:

                    ITEM I - FINANCIAL STATEMENTS

                    Balance Sheets:
                    March 31, 1998 (Unaudited) and
                         December 31, 1997                                  1

                    Statements of Operations:
                    Three months ended March 31, 1998
                      and 1997 (Unaudited)                                  3

                    Statements of Cash Flows:
                    Three months ended March 31, 1998
                      and 1997 (Unaudited)                                  4

                    Notes to Financial Statements                          5-8

                    ITEM 2 - MANAGEMENT`S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS                                9-10


PART II - OTHER INFORMATION                                                 11

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------




                                                    March 31,      December 31,
ASSETS                                                1998           1997
                                                   ----------      ----------
                                                   (Unaudited)       (Note 1)
CURRENT ASSETS:
Cash                                               $1,924,310      $1,367,008
Investment - certificates of deposit                  156,817         155,308
Investment securities available
      for sale                                        389,451         482,940
Accounts receivable,less allowances
      of $0                                           226,115         137,827
Inventories                                           107,606          99,654
Prepaid expenses and other                             35,929          17,504
                                                   ----------      ----------
Total current assets                                2,840,228       2,260,241
                                                   ----------      ----------

Land, Property, and Equipment-net                   2,839,003       2,863,416
                                                   ----------      ----------

Deferred financing costs and other                     11,218          11,450
                                                   ----------      ----------
Total other assets                                     11,218          11,450
                                                   ----------      ----------

TOTAL                                              $5,690,449      $5,135,107
                                                   ==========      ==========





The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------1

PART I - FINANCIAL
INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS MARCH 31, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                    March 31,       December 31,
                                                      1998              1997
                                                   -----------      -----------
                                                   (Unaudited)        (Note 1)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                  $    30,438      $    31,244
Accounts payable                                        53,102           75,548
Accrued expenses and other
      current liabilities                              354,486          349,802
Income taxes payable                                   288,362           56,100
Deferred revenue                                       242,450          252,450
                                                   -----------      -----------
Total current liabilities                              968,838          765,144
                                                   -----------      -----------

LONG-TERM DEBT  (NOTE 2)                             1,445,068        1,451,770
                                                   -----------      -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
    share, authorized 4,000,000 shares,
    issued 1,580,548 and 1,580,548
    shares respectively                                 15,805           15,805
Capital in excess of par value                       2,850,332        2,850,332
Retained earnings                                      468,423          111,029
Unrealized holding losses                               (1,280)          (2,236)
Less: Treasury stock, at cost
    91,837 shares                                      (56,737)         (56,737)
                                                   -----------      -----------
Total Stockholders' Equity                           3,276,543        2,918,193
                                                   -----------      -----------

TOTAL                                              $ 5,690,449      $ 5,135,107
                                                   ===========      ===========











The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)
--------------------------------------------------------------------------------

                                                     1998               1997
                                                  -----------       -----------
Net Revenues
    Research                                      $ 1,766,516       $ 1,148,300
    Production                                        421,660           232,680
                                                  -----------       -----------
    Total                                           2,188,176         1,380,980
                                                  -----------       -----------

Cost of Revenues
    Research                                          289,303           261,652
    Production                                        369,433           231,131
                                                  -----------       -----------
    Total                                             658,736           492,783
                                                  -----------       -----------

Gross Profit on Revenues                            1,529,440           888,197
                                                  -----------       -----------

Selling, General, and
      Administrative  Expenses                        827,931           660,357
                                                  -----------       -----------

Income from operations                                701,509           227,840
                                                  -----------       -----------

Other revenues (Expenses):
    Investment income                                  16,249            17,116
    Interest expense                                  (38,864)          (39,499)
                                                  -----------       -----------


Income before income taxes                            678,894           205,457

Provision for income taxes                            321,500            98,501
                                                  -----------       -----------

Net Income                                        $   357,394       $   106,956
                                                  ===========       ===========

Income per share                                  $       .24       $       .07
                                                  ===========       ===========
Weighted average number of shares
 outstanding during the period                      1,488,711         1,488,711
                                                  ===========       ===========



The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------3

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)
--------------------------------------------------------------------------------


OPERATIONS:                                             1998             1997
                                                     ---------        ---------

Net Income                                           $ 357,394        $ 106,956
Charge not affecting funds -
    Unrealized holding losses                              956
    Depreciation and amortization                       24,999           24,999
                                                     ---------        ---------
Funds Provided by operations                           383,349          131,955
                                                     ---------        ---------
    Asset and liability management:
    Accounts receivable                                (88,288)          28,609
    Inventories                                         (7,952)          12,414
    Other current assets                               (18,425)         104,313
    Accounts payable                                   (22,446)           9,559
    Accrued expenses and other                           4,684          (54,606)
    Income taxes payable                               232,262
    Deferred revenue                                   (10,000)        (373,300)
    Total other assets                                     232
                                                     ---------        ---------
Increase (Decrease) in net
         operating assets                               90,067         (273,011)
                                                     ---------        ---------
Total                                                  473,416         (141,056)
                                                     ---------        ---------

FUNDS USED BY
 FINANCING
Certificates of deposit                                 (1,509)          (9,052)
Investment securities                                   93,489            7,986
Payments on long term debt                              (7,508)          (6,829)
                                                     ---------        ---------
Total                                                   84,472           (7,895)
                                                     ---------        ---------

INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                                            (586)            (803)
                                                     ---------        ---------

INCREASE (DECREASE) IN CASH                          $ 557,302        $(149,754)
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

-------------------------------------------------------------------------------4

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Financial statements

In the opinion of the management of Polymer Research Corp. of America (the Company), the accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are in the opinion of management necessary to fairly state the results and current financial condition of the Company for the respective periods. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's report filed under cover of Form 10-KSB.

The results of operations for the three month period is not necessarily indicative of the results for an entire year.

The balance sheet at December 31, 1997 has been taken from the audited financial statements as of that date.

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


-------------------------------------------------------------------------------7

Profit Sharing Plan

The Company maintains a qualified non-contributory profit sharing plan. The plan provides its eligible employees with a source of retirement income, as well as provide assistance in other circumstances such as death or disability. Eligible employees must meet two requirements to become participants; attainment of age 21 and completion of one year of service with the Company. Employer contributions are determined, if any, at the Board of director's discretion. A percentage of the benefits vest after three years of qualifying service.

NOTE 3 - Provision for Income Taxes  (First three months)

                               1998                1997
                             --------            --------
Federal                      $192,000            $ 58,500
State and local               129,500              40,001
                             --------            --------
Total                        $321,500            $ 98,501
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

NOTE - 5 - Restricted Stock Issuance

On April 2, 1998 the Company authorized the issuance of 30,800 restrictive shares of its common stock as incentive to approximately 35 employees as incentive compensation. The Company has valued the shares at $2.77 per share and will recognize compensation expense for $85,316 ratably throughout the year.

NOTE - 6 - Subsequent event

On March 2, 1998 the Company declared a 5% stock dividend to shareholders, payable on April 2, 1998 to holders of record on March 23, 1998. The transaction was valued based upon the closing market price of the Company's stock on March 2, 1998, which was $2.50 per share. Retained earnings will be charged for $ 186,090 as a result of the issuance of 74,436 shares.


-------------------------------------------------------------------------------8

                       POLYMER RESEARCH CORP. OF AMERICA

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment securities have increased collectively by a $557,302 since December 31, 1997. The increase is principally due to the net income of the first quarter.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1997, nor expected to be in 1998, sources of cash for use in operations.

The rate of current assets to current liabilities decreased to 2.93 to 1.0 at March 31, 1998 as compared to 2.95 to 1.0 at December 31, 1997. The decrease is the result of an increase in taxes payable net of net income for the quarter.

Based on the above, the Company's cash, investment, and investment securities position at March 31, 1998 is deemed sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately nine months selling, general, and administrative expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

B.  RESULTS OF OPERATIONS

Three months ended March 31, 1998 v. 1997

Net revenues for the first quarter of 1998 were $ 2,188,176, an increase of $807,196 (58%) over the first quarter of 1997. Research sales increased $618,216 (54%) in the first quarter of 1998 over 1997. Product sales increased $188,980 (81%) over the first quarter of 1998 over 1997.

The cost of revenues in research decreased from 23% in the first quarter of 1997 to 16% in the same quarter of 1998 due to greatly increased volume using the same staff.

Costs of product sales decreased from 99% in the first quarter of 1997 to 88% in the same quarter of 1998 principally as a result of increased sales using the same sized labor force.



-------------------------------------------------------------------------------9

Selling, general, and administrative expenses decreased as a percentage of sales to 38% for the first quarter of 1998 from 48% and for the comparable quarter of 1997 principally due to increased volume without significantly increased expenses.

Net income increased from $ 106,956 (7.7% of sales) in 1997 to $357,394 (16% of sales) in 1998, principally as the result of increased revenues and improved gross margins without substantially increased expenses.























------------------------------------------------------------------------------10

PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

The Company is party to various lawsuits arising in the ordinary course of business. The Company's financial statements include reserves of $100,000 for legal expenses and any unfavorable outcomes in amounts management believes to be reasonable. In the opinion of management, such lawsuits should not have a material adverse effect on the Company's financial condition.

ITEM 2 - Changes in Securities:

On April 2, 1998 the Company authorized the issuance of 30,800 restrictive shares of its common stock as incentive to approximately 35 employees as incentive compensation. The Company has valued the shares at $2.77 per share and will recognize compensation expense for $85,316 ratably throughout the year.

On March 2, 1998 the Company declared a 5% stock dividend to shareholders, payable on April 2, 1998 to holders of record on March 23, 1998. The transaction was valued based upon the closing market price of the Company's stock on March 2, 1998, which was $2.50 per share. Retained earnings will be charged for $ 186,090 as a result of the issuance of 74,436 shares.

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


                                  POLYMER RESEARCH CORP. OF AMERICA,
                                             (REGISTRANT)


Date May 7, 1998                  /s/ Carl Horowitz
                                  -----------------------------------
                                  Carl Horowitz, President and Chief
                                     Accounting Officer






























 -----------------------------------------------------------------------------12