Form 10QSB
period 1998-06-30
POLYMER RESEARCH CORP OF AMERICA
filed 1998-08-05
CIK 79424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended   June 30, 1998

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

     Yes _X_   No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     July 31, 1998                           1,593,947

                        POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                                         Page
                                                                         Number
Part I - FINANCIAL INFORMATION:                                          ------

          ITEM I - FINANCIAL STATEMENTS

          Balance Sheets:
          June 30, 1998 (Unaudited) and
               December 31, 1997                                            1

          Statements of Operations:
          Three months and six months ended
          June 30, 1998 and 1997 (Unaudited)                                3

          Statements of Cash Flows:
          Three months and six months ended
          June 30, 1998 and 1997 (Unaudited)                                4

          Notes to Financial Statements                                    5-8

          ITEM 2 - MANAGEMENT`S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS                                           9-10


PART II - OTHER INFORMATION                                                 11

PART I - FINANCIAL INFORMATION
------------------------------
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                    June 30,       December 31,
ASSETS                                               1998             1997
------                                            ----------       ------------
                                                  (Unaudited)       (Note 1)
CURRENT ASSETS:
Cash                                              $1,963,905       $1,367,008
Investment - certificates of deposit                 158,356          155,308
Investment securities available
  for sale                                           384,389          482,940
Accounts receivable,less allowances
  of $0 and $4,000                                   120,112          137,827
Inventories                                           74,912           99,654
Prepaid expenses and other                            73,643           17,504
                                                  ----------       ----------
Total current assets                               2,775,317        2,260,241
                                                  ----------       ----------
Land, Property, and Equipment-net                  2,821,363        2,863,416
                                                  ----------       ----------
Deferred financing costs and other                    10,984           11,450
                                                  ----------       ----------
Total other assets                                    10,984           11,450
                                                  ----------       ----------
TOTAL                                             $5,607,664       $5,135,107
                                                  ==========       ==========



The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------1

PART I - FINANCIAL INFORMATION
------------------------------
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                     June 30,       December 31,
                                                       1998             1997
                                                   -----------      -----------
                                                   (Unaudited)        (Note 1)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                  $    33,438      $    31,244
Accounts payable                                        30,238           75,548
Accrued expenses and other
  current liabilities                                  249,350          349,802
Income taxes payable                                   238,849           56,100
Deferred revenue                                       202,450          252,450
                                                   -----------      -----------
Total current liabilities                              754,325          765,144
                                                   -----------      -----------

LONG-TERM DEBT  (NOTE 2)                             1,434,365        1,451,770
                                                   -----------      -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
  share, authorized 4,000,000 shares,
  issued 1,685,784 and 1,685,784
  shares respectively                                   16,857           15,805
Capital in excess of par value                       3,120,117        2,850,332
Retained earnings                                      339,765          111,029
Unrealized holding losses                               (1,028)          (2,236)
Less: Treasury stock, at cost
  91,837 shares in 1998 and
  91,837 shares in 1997                                (56,737)         (56,737)
                                                   -----------      -----------
Total Stockholders' Equity                           3,418,974        2,918,193
                                                   -----------      -----------

TOTAL                                              $ 5,607,664      $ 5,135,107
                                                   ===========      ===========



The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED) AND
THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------

                                             Three Months Ended                 Six Months Ended
                                                  June 30,                           June 30,
                                        --------------------------         --------------------------
                                             1998           1997                1998           1997
Net revenues:
  Product sales                         $   127,759    $   320,399         $   549,419    $   553,079
  Research                                1,234,326      1,129,601           3,000,842      2,277,901
                                        -----------    -----------         -----------    -----------
  Total                                   1,362,085      1,450,000           3,550,261      2,830,980
                                        -----------    -----------         -----------    -----------
Cost of Revenues
  Product sales                             183,718        258,758             553,151        489,889
  Research                                  253,405        233,608             542,708        495,260
                                        -----------    -----------         -----------    -----------
  Total                                     437,123        492,366           1,095,859        985,149
                                        -----------    -----------         -----------    -----------
Gross Profit on Revenues                    924,962        957,634           2,454,402      1,845,831

Selling, General, and
 Administrative Expenses                    813,865        746,822           1,641,796      1,407,179
                                        -----------    -----------         -----------    -----------
Income from Operations                      111,097        210,812             812,606        438,652
                                        -----------    -----------         -----------    -----------
Other Revenues (Expenses):
  Interest income                            28,501         16,952              44,750         34,068
  Interest expense (See note 2)             (38,665)       (39,518)            (77,529)       (79,017)
                                        -----------    -----------         -----------    -----------
  Total                                     (10,164)       (22,566)            (32,779)       (44,949)
                                        -----------    -----------         -----------    -----------
Income before income taxes                  100,933        188,246             779,827        393,703
Provision for income taxes                  (43,500)       (89,499)           (365,000)      (188,000)
                                        -----------    -----------         -----------    -----------
Net Income                              $    57,433    $    98,747         $   414,827    $   205,703
                                        ===========    ===========         ===========    ===========
Basic earnings per Share                $      0.04    $      0.06*        $      0.26    $      0.13
                                        ===========    ===========         ===========    ===========
Weighted average number of shares
  outstanding during the period           1,593,947      1,593,947*          1,593,947      1,593,947
                                        ===========    ===========         ===========    ===========

* Restated for 1998 5% stock dividend



The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                               3

POLYMER RESEARCH CORP. OF AMERICA
---------------------------------
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)
--------------------------------------------------------------------------------


OPERATIONS:                                             1998              1997
                                                        ----              ----

Net Income                                           $ 414,827        $ 205,703
Charge not affecting funds -
    Issuance of incentive stock                         28,439
    Unrealized holding losses                            1,208            5,428
    Depreciation and amortization                       49,998           48,978
                                                     ---------        ---------
Funds Provided by operations                           494,472          260,109
                                                     ---------        ---------
    Asset and liability management:
    Accounts receivable                                 17,715           (6,637)
    Inventories                                         24,742            3,258
    Other current assets                               (56,139)          75,225
    Other assets                                           466              214
    Accounts payable                                   (45,310)          (8,794)
    Accrued expenses and other                        (100,452)        (114,401)
    Income taxes  payable                              182,749
    Deferred revenue                                   (50,000)        (368,300)
                                                     ---------        ---------
    Other current liabilities
Increase (Decrease) in net
    operating assets                                   (26,229)        (419,435)
                                                     ---------        ---------
Total                                                  468,243         (159,326)
                                                     ---------        ---------

FUNDS USED BY
 FINANCING
Certificates of deposit                                 (3,048)         (15,953)
Investment securities                                   98,551            1,168
Issuance of stock                                       56,309           20,000
Payments on long term debt                             (15,211)         (13,770)
                                                     ---------        ---------
Total                                                  136,601           (8,555)
                                                     ---------        ---------

INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                                          (7,376)
                                                     ---------

INCREASE (DECREASE) IN CASH                          $ 597,468        $(167,881)
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


------------------------------------------------------------------------------7

Profit Sharing Plan

Effective January 1, 1990, the Company adopted a qualified non-contributory profit sharing plan. The plan provides its eligible employees with a source of retirement income, as well as provide assistance in other circumstances such as death or disability. Eligible employees must meet two requirements to become participants; attainment of age 21 and completion of one year of service with the Company. Employer contributions are determined, if any, at the Board of director's discretion. A percentage of the benefits vest after three years of qualifying service. Since inception the company has contributed $100,000 each year.

NOTE 3 - Provision for Income Taxes  (First six months)

                                             1998                 1997
                                             ----                 ----
Federal                                    $218,000            $112,000
State and local                             147,000              76,000
                                           --------            --------
Total                                      $365,000            $188,000
                                           ========            ========

NOTE 4 - Mortgage Liability

In September of 1996 the Company prepaid $800,000 due under a mortgage on the Company's building and modified its payment schedule. As modified, the Company is obligated to pay the mortgage note in equal monthly instalments of $15,457 including interest at 10.5% per annum through June, 2000, secured by the related building. Such mortgage is being amortized using a 25 year amortization. The entire unpaid principal balance is due in a balloon payment of $1,398,330 on June 1, 2000. In connection with the modification, the company paid the Mortgagee $45,000.

NOTE - 5 - Restricted Stock Issuance

On April 2, 1998 the Company authorized the issuance of 30,800 restrictive shares of its common stock as incentive to approximately 35 employees. The Company has valued the shares at $2.77 per share and will recognize compensation expense for $85,316 rateably throughout the year.

NOTE - 6 - Stock Dividend

On March 2, 1998 the Company declared a 5% stock dividend to shareholders, paid April 2, 1998. The transaction was valued based upon the closing market price of the Company's stock on March 2, 1998, which was $2.50 per share. Retained earnings has been charged for $ 186,090 as a result of the issuance of 74,436 shares which was credited to common stock and Capital in excess of par value.


------------------------------------------------------------------------------8

                        POLYMER RESEARCH CORP. OF AMERICA

            ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment securities have increased collectively by $501,394 since December 31, 1997. The increase is principally due to net income of the fist six months.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1997, nor expected to be in 1998, significant sources of cash for use in operations.

The rate of current assets to current liabilities at June 30, 1998 increased to
3.68 to 1.0 as compared to 2.95 to 1.0 at December 31, 1997. The increase is a result of net earnings in 1998 and the decrease in deferred revenue.

Based on the above, the Company's cash, investment, and investment securities position at June 30, 1998 is deemed sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately nine months selling, general, and administrative expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings. The company expects to use its available cash to satisfy the mortgage on its building when it becomes due in June 2000.

B.   RESULTS OF OPERATIONS

Three months ended June 30, 1998 v. 1997

Net revenues for the second quarter of 1998 were $ 1,362,085, a decrease of $87,915 (7%) from the second quarter of 1997. Research sales increased $104,725 (1%) in the second quarter of 1998 over 1997. Product sales decreased $192,640 (60%) in the second quarter of 1998 from 1997. Product sales decreased as many large customers bought large quantities in the first quarter of 1998 and are still using their inventory.

The cost of revenues in research decreased from 24% in the second quarter of 1997 to 21% in the same quarter of 1998 due to reductions in staff and in repairs and maintenance expenses.

Costs of product sales increased from 81% in the second quarter of 1997 to 144% in the same quarter of 1998


------------------------------------------------------------------------------9
principally as a result of decreased volume while utilizing the same staff. Product sales, while not always profitable are very useful in helping to obtain research contracts as clients are aware that the company is able to produce the results of research findings.

Selling, general, and administrative expenses increased as a percentage of sales to 60% for the second quarter of 1998 from 52% for the comparable quarter of 1997 as a result of increased salaries, legal, insurance, and travel expenses.

Net income decreased from $ 98,747 (7% of sales) in 1997 to $ 57,433 (4% of sales) in 1998, principally as the result of decreased revenues coupled with increased Selling, General, and Administrative expenses.

Six months ended June 30, 1998 v. 1997

Net revenues for the first six months of 1998 were $ 3,550,261 an increase of $719,281 (25%) over the first six months of 1997. Research sales increased $722,941 (32%) in the first six months of 1998 over 1997 primarily as a result of the increasing reputation of the company research results triggering further demand for research work. Product sales decreased $ 3,660 (1%) in the first six months of 1998 over 1997.

The cost of revenues in research decreased from 22% in the first six months of 1997 to 18% in the same period of 1998 due to increased volume without increases in staff size.

Costs of product sales increased from 89% in the first six months of 1997 to 101% in the same period of 1998 principally as a result of decreased sales as well as the same staff level with decreased sales.

Selling, general, and administrative expenses decreased as a percentage of sales to 46% from 50% for the first six months of 1998 as compared to the first six months of 1997 as a result of increased salaries, legal, insurance, and travel expenses.

Net income increased from $ 205,703 (7% of sales) in 1997 to $414,827 (12% of sales) in 1997, principally as the result of increased revenues and improved gross margins.


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

ITEM 2 - Changes in Securities:

On April 2, 1998 the Company authorized the issuance of 30,800 restrictive shares of its common stock as incentive to approximately 35 employees to act as incentive compensation. The Company has valued the shares at $2.77 per share and will recognize compensation expense for $85,316 rateably throughout the year.

On March 2, 1998 the Company declared a 5% stock dividend to shareholders, paid April 2, 1998. The transaction was valued based upon the closing market price of the Company's stock on March 2, 1998, which was $2.50 per share. Retained earnings has been charged for $ 186,090 as a result of the issuance of 74,436 shares.

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

The Company held its annual meeting on May 19, 1998. At such meeting the following persons were elected directors:

Director and votes for:
         Carl Horowitz         1,181,724
         Irene Horowitz        1,181,724
         John Ryan             1,181,724
         Alice Ryan            1,181,724
         Boris Jody            1,181,724
         Mohan Sanduja         1,181,724
         Terry J. Wolfgang     1,181,724

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


                                       POLYMER RESEARCH CORP. OF AMERICA,
                                                  (REGISTRANT)


Date July 29, 98                       /s/ CARL HOROWITZ
                                       ----------------------------------
                                       Carl Horowitz, President and Chief
                                           Accounting Officer


------------------------------------------------------------------------------12