Form 10QSB
period 1998-09-30
POLYMER RESEARCH CORP OF AMERICA
filed 1998-11-10
CIK 79424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended         September 30, 1998

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

 Yes [X]        No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

October 30, 1998                                     1,593,947

                        POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                                    Page
                                                                   Number
                                                                   ------
Part I -  FINANCIAL INFORMATION:

          ITEM I - FINANCIAL STATEMENTS

          Balance Sheets:
          September 30, 1998 (Unaudited) and
             December 31, 1997                                        1

          Statements of Operations:
          Three months and nine months ended
          September 30, 1998 and 1997 (Unaudited)                     3

          Statements of Cash Flows:
          Three months and six months ended
          September 30, 1998 and 1997 (Unaudited)                     4

          Notes to Financial Statements                               5-8

          ITEM 2 - MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                9-10


PART II - OTHER INFORMATION                                           11

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                             September 30,      December 31,
                                                   1998              1997
ASSETS                                       -------------      ------------
                                              (Unaudited)         (Note 1)

CURRENT ASSETS:
Cash                                         $     902,140      $  1,367,008
Investment-certificates of deposit               1,135,149           155,308
Investment securities available
 for sale                                          397,749           482,940
Accounts receivable, less allowances
 of $0 and $4,000                                  173,671           137,827
Inventories                                         87,825            99,654
Prepaid expenses and other                          87,539            17,504
                                             -------------      ------------
Total current assets                             2,784,073         2,260,241
                                             -------------      ------------
Land, Property, and Equipment-net                2,809,862         2,863,416
                                             -------------      ------------
Deferred financing costs and other                  10,751            11,450
                                             -------------      ------------
Total other assets                                  10,751            11,450
                                             -------------      ------------
TOTAL                                           $5,604,686      $  5,135,107
                                             =============      ============


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                               1

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                 September 30,            December 31,
                                                                     1998                     1997
                                                                  (Unaudited)               (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY                             -------------            ------------
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                                $      30,438            $     31,244
Accounts payable                                                        17,847                  75,548
Accrued expenses and other
 current liabilities                                                   287,311                 349,802
Income taxes payable                                                   265,889                  56,100
Deferred revenue                                                       140,000                 252,450
                                                                 -------------            ------------
Total current liabilities                                              741,485                 765,144
                                                                 -------------            ------------
LONG-TERM DEBT  (NOTE 2)                                             1,429,451               1,451,770
                                                                 -------------            ------------
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
share, authorized 4,000,000 shares,
issued 1,685,784 and 1,685,784
 shares respectively                                                    16,857                  15,805
Capital in excess of par value                                       3,120,117               2,850,332
Retained earnings                                                      353,185                 111,029
Unrealized holding gains (losses)                                          328                  (2,236)
Less: Treasury stock, at cost
91,837 shares in 1998 and
 91,837 shares in 1997                                                 (56,737)                (56,737)
                                                                 -------------            ------------
Total Stockholders' Equity                                           3,433,750               2,918,193
                                                                 -------------            ------------
TOTAL                                                            $   5,604,686            $  5,135,107
                                                                 =============            ============


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                               2

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED) AND
THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------



                                                                 Three Months Ended                       Nine Months Ended
                                                                   September 30,                            September 30,
                                                               1998                1997                1998                1997
                                                          -----------         -----------          -----------         -----------
Net revenues:
  Product sales                                           $   239,005         $   332,483          $   788,424         $   885,562
  Research                                                    891,826             940,000            3,892,668           3,217,901
                                                          -----------         -----------          -----------         -----------
  Total                                                     1,130,831           1,272,483            4,681,092           4,103,463
                                                          -----------         -----------          -----------         -----------
Cost of Revenues
  Product sales                                               128,405             198,002              681,556             687,891
  Research                                                    190,907             207,996              733,615             703,256
                                                          -----------         -----------          -----------         -----------
  Total                                                        319,312             405,998            1,415,171           1,391,147
                                                          -----------         -----------          -----------         -----------
Gross Profit on Revenues                                      811,519             866,485            3,265,921           2,712,316

Selling, General, and
 Administrative Expenses                                      764,981             657,340            2,406,777           2,064,519
                                                          -----------         -----------          -----------         -----------
Income  from Operations                                        46,538             209,145              859,144             647,797
                                                          -----------         -----------          -----------         -----------
Other Revenues (Expenses):
  Interest income                                              35,391              16,226               80,141              50,294
  Mortgage modification fee
  Interest expense (see note 2)                               (38,461)            (39,246)            (115,990)           (118,263)
  Rental income (loss)
                                                          -----------         -----------          -----------         -----------
  Total                                                        (3,070)            (23,020)             (35,849)            (67,969)
                                                          -----------         -----------          -----------         -----------
Income before income taxes                                     43,468             186,125              823,295             579,828
Provision for income taxes                                    (30,050)            (86,000)            (395,050)           (274,000)
                                                          -----------         -----------          -----------         -----------
Net income                                                $    13,418         $   100,125          $   428,245         $   305,828
                                                          ===========         ===========          ===========         ===========
Income per Share                                          $      0.01         $      0.06*         $      0.27         $      0.19
                                                          ===========         ===========          ===========         ===========
Weighted average number of shares
 outstanding during the period                              1,593,947           1,593,947*           1,593,947           1,593,947
                                                          ===========         ===========          ===========         ===========

* Restated for 1998 5% stock dividend


The accompanying notes are an integral part of the financial statements
--------------------------------------------------------------------------------
                                                                               3

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)
--------------------------------------------------------------------------------


OPERATIONS:                                             1998              1997
                                                     ---------        ---------

Net Income                                           $ 428,245        $ 305,939
Charge not affecting funds -
 Issuance of incentive stock                            42,658           20,000
 Unrealized holding gains                                2,564            6,641
 Depreciation and amortization                          75,000           74,997
                                                     ---------        ---------
Funds Provided by operations                           548,467          407,466
Asset and liability management:                      ---------        ---------
 Accounts receivable                                   (35,844)        (150,446)
 Inventories                                            11,829          (40,656)
 Other current assets                                  (70,035)          93,715
 Other assets                                              699              512
 Accounts payable                                      (57,701)          52,760
 Accrued expenses and other                            (62,491)        (203,961)
 Income taxes payable                                   209,789          107,000
 Deferred revenue                                     (112,450)        (368,300)
 Other current liabilities                           ---------        ---------
Increase  (Decrease) in net
  operating assets                                    (116,204)        (509,376)
                                                     ---------        ---------
Total                                                  432,263         (101,910)
                                                     ---------        ---------
FUNDS USED BY
 FINANCING
Certificates of deposit                               (979,841)         (22,840)
Investment securities                                   85,191           23,333
Issuance of stock                                       42,090
Payments on long term debt                             (23,125)         (20,895)
                                                     ---------        ---------
Total                                                 (875,685)         (20,402)
                                                     ---------        ---------

INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                                         (21,446)          (1,320)
                                                     ---------        ---------

INCREASE (DECREASE) IN CASH                          $ 464,868        $(123,632)
                                                     =========        =========


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                               4

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


--------------------------------------------------------------------------------
                                                                               5

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


--------------------------------------------------------------------------------
                                                                               6

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


--------------------------------------------------------------------------------
                                                                               7

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

NOTE 3 -   Provision for Income Taxes     (First nine months)

                     1998                        1997
                  ---------                    --------
Federal           $ 236,000                    $164,000
State and local     159,050                     110,000
                  ---------                    --------
Total             $ 395,050                    $274,000
                  =========                    ========

NOTE 4 - Mortgage Liability

In September of 1996 the Company prepaid $800,000 due under its mortgage on the Company's building and modified its payment schedule. As modified, the Company is obligated to pay a mortgage note payable in equal monthly installments of $15,457 including interest at 10.5% per annum through June, 2000, secured by the related building. Such mortgage is being amortized using a 25 year amortization. The entire unpaid principal balance is due in a balloon payment of $1,398,330 on June 1, 2000. In connection with the modification, the company paid the Mortgagee $45,000.

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


--------------------------------------------------------------------------------
                                                                               8

                        POLYMER RESEARCH CORP. OF AMERICA

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment securities have increased collectively by $429,782 since December 31, 1997. The increase is principally due to net income for the first nine months of 1998.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1997, nor expected to be in 1998, significant sources of cash for use in operations.

The rate of current assets to current liabilities at September 30, 1998 increased to 3.75 to 1.0 as compared to 2.95 to 1.0 at December 31, 1997. The increase is a result of net earnings in 1998 and the decrease in deferred revenue.

Based on the above, the Company's cash, investment, and investment securities position at September 30, 1998 is deemed sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately thirteen months selling, general, and administrative expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

B.   RESULTS OF OPERATIONS

Three months ended September 30, 1998 v. 1997

Net revenues for the third quarter of 1998 were $ 1,130,831, a decrease of $141,652 (11%) compared to the third quarter of 1997. Research sales decreased $48,174 (.5%) in the second quarter of 1998 over 1997. Product sales decreased $93,478 (28%) in the third quarter of 1998 as compared to 1997.

The cost of revenues in research remained consistent as a percentage of sales in the third quarter of 1998 as compared to the same quarter of 1997.

Costs of product sales decreased as a percentage of sales from 60% in the third quarter of 1997 to 54% in the same quarter of 1998 principally as a result of decreased staff.

Selling, general, and administrative expenses increased as a percentage of sales to 63% for the third quarter of 1998


--------------------------------------------------------------------------------
                                                                               9
from 52% for the comparable quarter of 1997 as a result of increased salaries, legal, insurance, and travel expenses. Net income decreased from $ 100,125 (8% of sales) in 1997 to $ 13,418 (1% of sales) in 1998, principally as the result of decreased revenues coupled with increased Selling, General, and Administrative expenses.

Nine months ended September 30, 1998 v. 1997

Net revenues for the first nine months of 1998 were $4,681,092 an increase of $577,629 (14%) over the first nine months of 1997. Research sales increased $674,767 (21%) in the first nine months of 1998 over 1997. Product sales decreased $ 97,138 (11%) in the first nine months of 1998 as compared to 1997.

The cost of revenues in research decreased as a percentage of sales from 22% in the first nine months of 1997 to 19% in the same period of 1998 due to increased volume without increases in staff size.

Costs of product sales increased as a percentage of sales from 78% in the first nine months of 1997 to 86% in the same period of 1998 principally as a result of decreased sales with similar staff sizes.

Selling, general, and administrative expenses remained consistent as a percentage of sales for the first nine months of 1998 as compared to the first nine months of 1997.

Net income increased from $ 305,828 (7% of sales) in 1997 to $428,245 (9% of sales) in 1998, principally as the result of increased revenues and improved gross margins.


--------------------------------------------------------------------------------
                                                                              10

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

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders: None

ITEM 5 - Other Information: None

ITEM 6 - Exhibits and Reports on Form 8-k:

          Exhibit 10-Amendment No. 3 to Employment Agreement between Registrant and Carl Horowitz


--------------------------------------------------------------------------------
                                                                              11

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


                                          POLYMER RESEARCH CORP. OF AMERICA,
                                                    (REGISTRANT)


Date 11/9/98                              /s/ Carl Horowitz
                                          --------------------------------------
                                              Carl Horowitz, President and Chief
                                                Accounting Officer


--------------------------------------------------------------------------------
                                                                              12