Form 10KSB
period 1998-12-31
POLYMER RESEARCH CORP OF AMERICA
filed 1999-03-30
CIK 79424

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Registrant's revenues for its most recent fiscal year - $5,647,189

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [_]

The aggregate market value of voting stock held by non-affiliates of the Registrant at February 18, 1999 was approximately $2,554,000 based on the last sale price of such stock.

As of February 18, 1999, the Registrant had 1,593,947 shares of Common Stock outstanding.

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

During 1998, research revenues and products sales accounted for 81 percent and 19 percent of the Company's net revenues, respectively.

For a detailed breakdown of segments of the Company's revenues, income, capital expenditures and identifiable assets, see Note 13 of Notes to Financial Statements.

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

The Company owns a number of patented processes for chemical "grafting" technology. Chemical "grafting" refers to processes by which surfaces are bonded together, or a coating is affixed to a surface, or in depth, through various polymerization reactions.

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

Research revenue earned from foreign customers outside the United States aggregated $2,342,500 for 1998, representing approximately 51% of total annual research revenues for 1998.

Almost all of the research and development contracts provide that if the Company successfully develops a patentable new process while working on the contract, the Company will assign patent rights to the customer who then will have the exclusive right to use that process. This right generally extends only for uses which the Company was hired to do the research, and in some instances, is dependent upon the customer making specified payments to the Company. The Company believes that these provisions in its contracts are necessary and have not unreasonably inhibited the Company's research and development projects for other customers.

The Company employs 10 in-house sales persons plus 1 person in training to market its research and development contracts, primarily through bulk mailings and presence on the Internet to targeted potential customers. To date, all of the Company's research and development services have been related to contracts for customers.

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

During 1998, 1997 and 1996, no one customer of the Company accounted for more than 5% of its sales of formulation products or textile inks. The Company has no long-term contracts with its customers for textile inks and maintains approximately a one-month supply of the ingredients for the textile inks in inventory. The Company fills 95% of all textile ink orders within two business days after their receipt.

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

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 1998, the Company had 53 full-time employees. The President and the 19 other scientists in the Company's Research Department are engaged in research and development. The Production Department has 4 employees who are engaged in the production of items arising from research and textile inks. There are 11 employees in the sales and marketing departments. In addition, there are 14 clerical employees and 4 maintenance employees.

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

ENVIRONMENTAL CONSIDERATION

The Company does not believe that its operations are adversely affected by existing environmental regulations. The Company's primary waste products are non-toxic and non-corrosive such as wood, paper and cardboard and are disposed of by a private sanitation company. The small amount of chemicals that the Company disposes of are sealed in non-corrosive containers and are removed from the premises by a company that is licensed to dispose of corrosive waste.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1998, no matters were submitted to a vote of the Company's security holders.

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


                                             Bid Prices
                                             ----------
     Quarter                             LOW             HIGH
     -------                             ---             ----
      1998
      ----

October - December                      1-7/8            2-7/8
July - September                        2-1/2            4-1/4
April - June                            3-3/4            6-7/8
January - March                         1-15/16          5

      1997
      ----
October - December                      2-1/8            3
July - September                        2                2-5/16
April - June                            2                2-1/2
January - March                         2-1/2            3-7/8

DIVIDEND POLICY

The Company has paid no cash dividends to its stockholders since its incorporation and has no present intention to do so. The payment of dividends in the future will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other factors at the time.

On March 2, 1998, the Company declared a 5% stock dividend to stockholders of record at March 23, 1998, paid April 2, 1998. The transaction was valued based upon the closing market price of the Company's stock on the day prior to declaration (See Note 9 of Notes to Financial Statements).

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

On July 20, 1995 the Company adopted a Shareholders Rights Plan. The Rights Plan provides for the issuance of one stock right, entitling the holder to buy one share of common stock at a price of $25 (subject to adjustment), for each outstanding share of the Company's common stock. The rights will become excersizable only if an "acquiring party" (as defined) acquires or announces a tender offer to acquire 15% or more of the Company's common stock. The rights expire July 31, 2005 (See Note 10 of Notes to Financial Statements).

On February 11, 1999, the Company declared a 5 % stock dividend to stockholders of record on March 19, 1999, payable on April 2, 1999 (See Note 16 of Notes to Financial Statements).

As of February 18, 1999 there were 1,593,947 shares outstanding, which were held by approximately 900 shareholders, 398 shareholders of record and approximately 500 additional beneficial owners.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue Analysis
                                         Year Ended December 31,
                                         -----------------------
                                                             Percentage of
                                ($) In Thousands            Total Revenues
                                ----------------            --------------

                            1998     1997     1996     1998      1997      1996
                          ------   ------   ------   ------    ------    ------
Research                  $4,554   $4,214   $4,326     80.6%     77.3%     85.0%
Production                 1,093    1,234      752     19.4      22.7      15.0
                          ------   ------   ------   ------    ------    ------
Total Revenues            $5,647   $5,448   $5,078    100.0%    100.0%    100.0%
                          ======   ======   ======   ======    ======    ======


1998 v. 1997

Total revenues increased $199,000 or 4% from $5,448,000 in 1997 to $5,647,000 in 1998. Research revenue increased $340,000 or 8% while production revenue decreased $141,000 or 11.0% from 1997 to 1998.

The increase in research revenues was primarily achieved during the first quarter of 1998 resulting from the Company's strong marketing efforts during the latter part of 1997. In addition, the strong domestic and European economies helped improve research revenue.

The decrease in production revenue was primarily attributable to decrease in demand from research customers as well as an inventory buildup by customers which occurred during the latter part of 1997.

The rate of inflation has not had a material impact upon the results of operations.

1997 v. 1996

Total revenues increased $370,000 or 7% from $5,078,000 in 1996 to $5,448,000 in 1997. Research revenues decreased $112,000 or 3% while production revenue increased $482,000 or 64% from 1996 to 1997.

The decrease in research revenue was primarily attributable to continuing turnover of personnel in the marketing department.

The increase in production sales was primarily the result of increased demand resulting from research findings for customers in prior years and increased demand from the building industry for polymer coatings.

The rate of inflation has not had a material impact upon the results of operations.

Cost of Revenues Analysis

                                         Year Ended December 31,
                                         -----------------------
                                                              Cost as a
                                                            Percentage of
                              ($ In Thousands)              Total Revenues
                                                            --------------
                           1998     1997     1996     1998      1997      1996
                          ------   ------   ------   ------    ------    ------
Research                  $1,048   $1,002   $1,017     18.6%     18.4%     20.0%
Production                   789    1,018      623     14.0      18.7      12.3
                          ------   ------   ------   ------    ------    ------
Total cost of
 revenues                 $1,838   $2,020   $1,640     32.6%     37.1%     32.3%
                          ======   ======   ======   ======    ======    ======

1998 v.1997

The cost of revenues as a percentage of sales decreased from 37.1% in 1997 to 32.6% in 1998. The decrease in cost of revenues is primarily caused by a decrease in the percentage of product sales which have a higher percentage cost of sales than research sales. Production sales dropped as a percentage of total sales from 22.7% in 1997 to 19.4% in 1998.

1997 v. 1996

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

Selling, General and Administrative Expenses Analysis

                                      Year Ended December 31,
                                      -----------------------
                                                           Expenses as a
                                                           Percentage of
                              ($ In Thousands)            Total Revenues
                              ----------------            --------------
                            1998    1997    1996       1998   1997   1996
                            ----    ----    ----       ----   ----   ----
Selling, General &
Administrative Expenses    $3,310  $2,902  $2,898      58.6%  53.2%  57.1%
                           ======= ======  ======      =====  =====  =====

1998 v. 1997

Selling, general and administrative expenses, as a percentage of sales, increased to 58.6% in 1998, as compared to 53.2% during 1997. The increase is directly related to the Company's efforts to increase sales. During 1998, the Company hired additional salespeople and directed resources to generate additional revenue. In addition, during 1998, the Company issued shares of common stock to its employees as compensation aggregating $85,315 (See Note 11 of Notes to Financial Statements).

1997 v. 1996

Selling, general and administrative expenses, as a percentage of sales, increased $4,000 during 1997, but decreased as a percentage of sales, from 57.1% in 1996 to 53.2% in 1997. The Company's 7% sales increase in 1997 was supported by slightly increased support staff. In addition, legal proceeding expenses dropped from 1996 to 1997.

CAPITAL RESOURCES AND LIQUIDITY

Cash and certificates of deposit have increased from $1,522,316 at December 31, 1997 to $1,960,559 at December 31, 1998. (See the statement of cash flows for a more detailed analysis of opening versus closing cash).

Cash is generated and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1998, nor expected to be in 1999, significant sources of cash.

In an attempt to secure a better, yet safe, return on excess cash, management has elected to invest certain cash amounts in marketable securities. These securities include U.S. Government and New York State Mutual Bond Funds. The Company closely monitors these investments which are subject to price fluctuation (See Note 2 to Financial Statements).

Except with respect to the mortgage on the Company's building, there are no known demands for cash related to capital expenditures seen as imminent in the upcoming three years based on stable sales. Capital expenditures anticipated in the next year are anticipated to approximate those in the past three years. During June, 2000, the Company anticipates the use of approximately $1,400,000 to satisfy the balloon payment due on the building mortgage (See Note 6 of Notes to Financial Statements).

The Company's cash position at December 31, 1998 is deemed sufficient to cover any unforeseen sales downturn as it is equal to approximately 7 months of selling, general and administrative expenses. Over both the long and short term, liquidity will be the direct result of sales.

The ratio of current assets to current liabilities at December 31, 1998 was 2.98 to 1.0 as compared to 2.95 to 1.0 at December 31, 1997.

GENERAL DISCUSSION

Cash flow of the Company is a direct result of net income and net cash provided from operating activities. Credit extended by the Company in the form of receivables and received in the form of payables has not had and will not have a significant impact on cash flow.

Cash flow from financing and investing activities is not expected to have an impact on cash flow in the next 1 to 3 years. However, the Company is preparing for the building mortgage balloon payment of approximately $1,400,000 due on June 1, 2000 (See Note 6 of Notes to Financial Statements). The Company intends to provide for this payment by accumulating cash prior to the payment due date.

No significant changes to operating expenses are anticipated within the next 1 to 3 years.

SEGMENT DISCUSSION

The Company is primarily in the business of research sales. The sale of textile inks and chemical products is an accommodation to research customers and is not seen as a segment that could stand on its own as an independent business.
Availability of production of research breakthroughs is an important marketing tool of the Company to its research customers. No significant capital expenditures are foreseen in the next 1 to 3 years as necessary for the continued production of textile inks and chemical products, including potential increases in such productions.

ANALYTIC REVIEW OF QUARTERLY RESULTS

Consistent with recent years, sales and gross profits for the fourth quarter decreased from the average of the prior three quarters. This is a result of a drop in revenue without a corresponding decrease in costs and an increase in fourth quarter production sales, which yield a lower gross profit than research.

Selling, general and administrative expenses increased significantly in the fourth quarter resulting from increased legal proceedings expenses and normal year-end expenses including bonuses and holiday expenses as well as year-end commissions earned in 1998.


                                3/31/98          6/30/98         9/30/98           12/31/98
                                -------          -------         -------           --------
Total revenue                $ 2,188,176      $ 1,362,085     $ 1,130,831       $   996,097
Cost of revenue                  658,736          437,123         319,312           423,304
Gross profit                   1,529,440          924,962         811,519           542,793
SG&A expenses                    827,931          813,865         764,981           903,255
Income (loss) from
 operations                      701,509          111,097          46,538          (360,462)
Other expenses                   (22,615)         (10,164)         (3,070)          (18,668)
Pre-tax income (loss)            678,894          100,933          43,468          (379,130)
Income tax expense
 (benefit)                      (321,500)         (43,500)        (30,050)          193,205
Net income (loss)            $   357,394      $    57,433     $    13,418       $  (185,925)


During the years ended 1997 and 1996, the quarterly financial statements reflected a charge for an annualized profit sharing contribution of $100,000. Such amount was paid in the subsequent year and is included in accrued expenses. Management has elected to not make a contribution for 1998.


ITEM 9.   DISAGREEMENTS ON FINANCIAL AND ACCOUNTING DISCLOSURES

                                      None

                             POLYMER RESEARCH CORP.
                                   OF AMERICA

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                        POLYMER RESEARCH CORP. OF AMERICA



                                    CONTENTS


                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-1

Financial Statements

Balance Sheets at December 31, 1998 and 1997                          F-2 - F-3

Statements of Income for the Years Ended
December 31, 1998, 1997 and 1996                                            F-4

Statements of Comprehensive Income for the Years
Ended December 31, 1998 and 1997                                            F-5

Statement of Stockholders' Equity for the Years Ended
December 31, 1998, 1997 and 1996                                            F-6

Statements of Cash Flows for the Years Ended
December 31, 1998, 1997 and 1996                                      F-7 - F-8

Notes to Financial Statements                                         F-9 - F-21

Financial Statement Schedules

For the Years Ended December 31, 1998, 1997 and 1996:

         Report of Independent Certified Public
         Accountants on Financial Statement Schedules                      F-22

VIII     Valuation and Qualifying Accounts and Reserves                    F-23

   X     Supplementary Income Statement Information                        F-24

  XI     Property, Equipment and Accumulated Depreciation                  F-25

         All other schedules have been omitted because the required information is included in the financial statements or the notes thereto or because they are not required.

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors
Polymer Research Corp. of America
Brooklyn, New York


We have audited the accompanying balance sheets of Polymer Research Corp. of America at December 31, 1998 and 1997, and the related statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polymer Research Corp. of America at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.


                                          CASTELLANO, KORENBERG & CO. CPAs, P.C.


Hicksville, New York
February 18, 1999

                                 BALANCE SHEETS

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                                     ASSETS
                                                     ------

                                                                      1998                   1997
                                                                   ----------             ----------
CURRENT ASSETS:
    Cash and cash equivalents                                      $  823,238             $  938,218
    Certificates of deposit                                         1,137,321                584,098
    Investment securities available
     for sale                                                         412,341                482,940
    Accounts receivable, less allowance for
     doubtful accounts of $-0- for 1998 and 1997                      245,669                137,827
    Inventories                                                       103,130                 99,654
    Deferred tax charge                                                39,000                    -0-
    Prepaid expenses and other current assets                          13,178                 17,504
                                                                   ----------             ----------

         Total Current Assets                                       2,773,877              2,260,241
                                                                   ----------             ----------

PROPERTY AND EQUIPMENT                                              2,814,511              2,863,416
                                                                   ----------             ----------

OTHER ASSETS:
    Deferred financing costs, less accumulated
     amortization of $3,456 for 1998 and $3,093 for 1997               11,087                 11,450
    Security deposits                                                   1,195                    -0-

                                                                       12,282                 11,450
                                                                   ----------             ----------
                                                                   $5,600,670             $5,135,107
                                                                   ==========             ==========












       See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    1998                      1997
                                                                -----------               -----------
CURRENT LIABILITIES:
    Current maturities of long-term debt                        $    34,688               $    31,244
    Accounts payable                                                 74,288                    75,548
    Deferred revenue                                                496,650                   252,450
    Income taxes payable                                             89,431                    56,100
    Accrued expenses and other current
     liabilities                                                    235,685                   349,802
                                                                -----------               -----------

         Total Current Liabilities                                  930,742                   765,144
                                                                -----------               -----------

LONG-TERM LIABILITY:
    Long-term debt, less current maturities                       1,417,082                 1,451,770
                                                                -----------               -----------

STOCKHOLDERS' EQUITY:
    Common stock - $.01 par value; 4,000,000
     shares authorized; 1,685,784 and 1,580,548
     shares issued at December 31, 1998 and
     1997, respectively                                              16,857                    15,805
    Capital in excess of par value                                3,120,685                 2,850,332
    Retained earnings                                               167,259                   111,029
    Accumulated other comprehensive income (loss)                     4,782                    (2,236)
                                                                -----------               -----------
                                                                  3,309,583                 2,974,930

Less:  Treasury stock, at cost -
        91,837  shares in 1998 and 1997                              56,737                    56,737
                                                                -----------               -----------

         Total Stockholders' Equity                               3,252,846                 2,918,193
                                                                -----------               -----------


                                                                $ 5,600,670               $ 5,135,107
                                                                ===========               ===========

      See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                            1998                  1997                   1996
                                                                         -----------           -----------            -----------
NET REVENUES:
     Research                                                            $ 4,554,400           $ 4,214,293            $ 4,326,424
     Production                                                            1,092,789             1,233,979                752,145
                                                                         -----------           -----------            -----------
                                                                           5,647,189             5,448,272              5,078,569
                                                                         -----------           -----------            -----------
COST OF REVENUES:
     Research                                                              1,048,560             1,001,818              1,017,460
     Production                                                              789,915             1,018,505                623,320
                                                                         -----------           -----------            -----------
                                                                           1,838,475             2,020,323              1,640,780
                                                                         -----------           -----------            -----------

GROSS PROFIT                                                               3,808,714             3,427,949              3,437,789

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                                  3,310,032             2,902,474              2,897,775
                                                                         -----------           -----------            -----------

INCOME FROM OPERATIONS                                                       498,682               525,475                540,014
                                                                         -----------           -----------            -----------

OTHER INCOME (EXPENSE):
     Interest income                                                          92,687                65,886                 58,965
     Interest expense                                                       (154,241)             (157,320)              (227,683)
     Net rental income                                                            -0-                   -0-                 2,850
     Realized gain (loss) on investment
      in marketable securities                                                 7,037                 1,604                 (1,621)
     Mortgage modification expense                                                -0-                   -0-               (45,000)
                                                                         -----------           -----------            -----------

           Total Other Expense                                               (54,517)              (89,830)              (212,489)
                                                                         -----------           -----------            -----------

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                                                       444,165               435,645                327,525

PROVISION FOR INCOME TAXES                                                   201,845               229,066                157,697
                                                                         -----------           -----------            -----------

NET INCOME                                                               $   242,320           $   206,579            $   169,828
                                                                         ===========           ===========            ===========

BASIC EARNINGS PER SHARE                                                 $       .15           $       .13*           $       .11**
                                                                         ===========           ===========            ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                               1,586,268             1,558,215*             1,543,148**
                                                                         ===========           ===========            ===========

*    Restated for 1998 5% stock dividend
**   Restated for 1998 5% stock dividend and 1997 5% stock dividend


       See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                       STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  1998                1997                1996
                                                                ---------           ---------           ---------
NET INCOME                                                      $ 242,320           $ 206,579           $ 169,828

OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
         Unrealized gain (loss) during the period                   7,018               9,881             (10,147)
                                                                ---------           ---------           ---------

OTHER COMPREHENSIVE INCOME (LOSS)                                   7,018               9,881             (10,147)
                                                                ---------           ---------           ---------

COMPREHENSIVE INCOME                                            $ 249,338           $ 216,460           $ 159,681
                                                                =========           =========           =========

See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                        STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                       Common Stock, $.01 Par
                                         Value Authorized;
                                         4,000,000 Shares               Capital
                                      --------------------------       in Excess         Retained
                                        Shares          Amount           of Par          Earnings
                                      ---------       ----------       ----------      -----------
Balance, December 31, 1995            1,354,234       $   13,542       $2,091,699       $  475,518

Net Income                                  -0-              -0-              -0-          169,828
Stock Dividend                          135,423            1,354          540,338         (541,692)

Unrealized Loss on Investment
 Securities Available for Sale              -0-              -0-              -0-              -0-
                                      ---------       ----------       ----------      -----------

Balance, December 31, 1996            1,489,657           14,896        2,632,037          103,654
                                      ---------       ----------       ----------      -----------

Net Income                                  -0-              -0-              -0-          206,579
Stock Bonus Issued                       20,000              200           19,800              -0-
Stock Dividend                           70,891              709          198,495         (199,204)
Unrealized Gain Investment
 Securities Available for Sale              -0-              -0-              -0-              -0-
                                      ---------       ----------       ----------      -----------

Balance, December 31, 1997            1,580,548           15,805        2,850,332          111,029
                                      ---------       ----------       ----------      -----------

Net Income                                  -0-              -0-              -0-          242,320
Stock Bonus Issued                       30,800              308           85,007              -0-
Stock Dividend                           74,436              744          185,346         (186,090)
Unrealized Gain on Investment
 Securities Available for Sale              -0-              -0-              -0-              -0-
                                      ---------       ----------       ----------      -----------

Balance, December 31, 1998            1,685,784       $   16,857       $3,120,685       $  167,259
                                      ---------       ----------       ----------      -----------


                                         Accumulated
                                            Other
                                        Comprehensive            Treasury Stock - At Cost
                                         ------------           ---------------------------
                                         Income(Loss)           Shares              Amount
                                         ------------           ------              ------
Balance, December 31, 1995               $    (1,970)           83,488         $   (56,737)

Net Income                                       -0-               -0-                 -0-
Stock Dividend                                   -0-             8,349                 -0-

Unrealized Loss on Investment
 Securities Available for Sale               (10,147)              -0-                 -0-
                                         -----------            ------         -----------

Balance, December 31, 1996                   (12,117)           91,837             (56,737)
                                         -----------            ------         -----------

Net Income                                       -0-               -0-                 -0-
Stock Bonus Issued                               -0-               -0-                 -0-
Stock Dividend                                   -0-               -0-                 -0-
Unrealized Gain Investment
 Securities Available for Sale                 9,881               -0-                 -0-
                                         -----------            ------         -----------

Balance, December 31, 1997                    (2,236)           91,837             (56,737)
                                         -----------            ------         -----------

Net Income                                       -0-               -0-                 -0-
Stock Bonus Issued                               -0-               -0-                 -0-
Stock Dividend                                   -0-               -0-                 -0-
Unrealized Gain on Investment
 Securities Available for Sale                 7,018               -0-                 -0-
                                         -----------            ------         -----------

Balance, December 31, 1998               $     4,782            91,837         $   (56,737)
                                         ===========            ======         ===========



       See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                              1998                   1997                   1996
                                                                          -----------            -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                             $ 5,779,942            $ 5,255,070            $ 5,266,656
 Interest received                                                             92,687                 65,886                 58,965
 Rent received                                                                    -0-                    -0-                  2,850
                                                                          -----------            -----------            -----------
     Cash Provided By Operating Activities                                  5,872,629              5,320,956              5,328,471
                                                                          -----------            -----------            -----------

 Cash paid for merchandise                                                 (1,790,321)            (1,961,416)            (1,572,608)
 Cash paid to suppliers and employees                                      (3,298,625)            (2,899,200)            (2,732,151)
 Interest paid                                                               (154,241)              (157,320)              (227,683)
 Income taxes paid                                                           (207,514)                (5,966)              (358,097)
 Mortgage modification fee paid                                                   -0-                    -0-                (45,000)
                                                                          -----------            -----------            -----------
     Cash Disbursed For Operating Activities                               (5,450,701)            (5,023,902)            (4,935,539)
                                                                          -----------            -----------            -----------

                  NET CASH PROVIDED BY
              OPERATING ACTIVITIES                                            421,928                297,054                392,932
                                                                          -----------            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturity of certificates of deposit                                -0-                399,030                142,611
 Proceeds from sale of marketable securities                                   95,610                551,452                378,619
                                                                          -----------            -----------            -----------
     Cash Provided By Investing Activities                                     95,610                950,482                521,230
                                                                          -----------            -----------            -----------

 Purchase of certificates of deposit                                         (553,223)              (428,790)              (554,338)
 Purchase of marketable securities                                            (10,956)              (549,624)              (275,189)
 Purchase of property and equipment                                           (37,095)               (11,865)               (18,221)
                                                                          -----------            -----------            -----------
     Cash Disbursed For Investing Activities                                 (601,274)              (990,279)              (847,748)
                                                                          -----------            -----------            -----------

              NET CASH USED IN INVESTING
              ACTIVITIES                                                     (505,664)               (39,797)              (326,518)
                                                                          -----------            -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term borrowings                                   (31,244)               (28,209)              (831,278)
                                                                          -----------            -----------            -----------

              NET CASH USED IN FINANCING
              ACTIVITIES                                                      (31,244)               (28,209)              (831,278)
                                                                          -----------            -----------            -----------

              NET (DECREASE) INCREASE  IN CASH                               (114,980)               229,048               (764,864)

              CASH, BEGINNING OF YEAR                                         938,218                709,170              1,474,034
                                                                          -----------            -----------            -----------

              CASH, END OF YEAR                                           $   823,238            $   938,218            $   709,170
                                                                          ===========            ===========            ===========


    See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                     1998               1997                 1996
                                                                                  ---------           ---------           ----------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    NET INCOME                                                                    $ 242,320           $ 206,579           $ 169,828
                                                                                  ---------           ---------           ---------

    ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:

       Bonus paid through issuance of stock                                          85,315              20,000                 -0-
       Depreciation and amortization                                                 86,363              88,327              93,658
       Bad debt expense                                                               3,605               6,375               2,342
       Realized (gain) loss on investment
        in marketable securities                                                     (7,037)             (1,604)              1,621

    Changes in assets (increase) decrease:
       Accounts receivable                                                         (111,447)            (52,352)            (34,376)
       Inventories                                                                   (3,476)            (13,832)            (13,109)
       Deferred tax charge                                                          (39,000)                -0-                 -0-
       Prepaid income taxes                                                             -0-             167,000            (167,000)
       Prepaid expenses and other current assets                                      4,326              10,582             (15,491)
       Security deposits                                                             (1,195)                -0-                 -0-

    Changes in liabilities increase (decrease):
       Accounts payable                                                              (1,260)             18,641              43,765
       Deferred revenue                                                             244,200            (140,850)            222,463
       Income taxes payable                                                          33,331              56,100             (33,400)
       Accrued expenses and other current liabilities                              (114,117)            (67,912)            122,631
                                                                                  ---------           ---------           ---------


                 Total Adjustments                                                  179,608              90,475             223,104
                                                                                  ---------           ---------           ---------


                      NET CASH PROVIDED BY
                      OPERATING ACTIVITIES                                        $ 421,928           $ 297,054           $ 392,932
                                                                                  =========           =========           =========


    SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

             Stock dividend paid                                                  $ 186,090           $ 199,204           $ 541,692
                                                                                  =========           =========           =========
             Other comprehensive income (loss)                                    $   7,018           $   9,881           $ (10,147)
                                                                                  =========           =========           =========
             Stock bonus paid                                                     $  85,315           $  20,000                 -0-
                                                                                  =========           =========           =========


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

          Revenue Recognition

          Revenue from research contracts is recognized upon satisfaction of the following two criteria: first, client approval of performance of specific stage of the contract and second, when collection of the resulting revenue is assured. Revenue from production is recognized when the product is shipped for sale to customers.

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

          Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Company's yearly operations.

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

          Earnings Per Share

          In 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings Per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, restricted stock, warrants and convertible securities. Basic earnings per share amounts for all periods have been presented.

          Comprehensive Income

          In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 has been adopted by the Company, effective January 1, 1998. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

          Reclassifications

          Certain accounts relating to the prior years have been reclassified to conform to the current year's presentation. These reclassifications have no effect on previously reported income.

Note 2 -  Investment Securities

          At December 31, 1998 and 1997, the investment securities portfolio is comprised of securities classified as available for sale, in conjunction with FASB 115, resulting in investment securities available for sale being carried at market value.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Investment Securities (cont'd).

     The amortized cost and fair values of investment securities available for sale at December 31, 1997 are:

                                                               Gross           Gross
                                            Amortized        Unrealized       Unrealized         Fair
                                              Cost             Gains           Losses           Value
                                            ---------       ---------        ---------        ---------
U.S. Treasury securities                    $  99,418       $  17,006        $ (20,184)       $  96,240
Obligations of other U.S.
 government agencies                          196,102           3,400             (287)         199,215
Other  securities                             120,835             -0-           (3,949)         116,886
                                            ---------       ---------        ---------        ---------

                                            $ 416,355       $  20,406        $ (24,420)       $ 412,341
                                            =========       =========        =========        =========

     The amortized cost and fair values of investment securities available for sale at December 31, 1998 are:

                                                               Gross           Gross
                                            Amortized        Unrealized       Unrealized         Fair
                                              Cost             Gains           Losses           Value
                                            ---------       ---------        ---------        ---------
U.S. Treasury securities                    $  90,181       $   2,053        $      -0-       $  92,234
Obligations of other U.S.
 government agencies                          254,177          12,601          (20,948)         245,830
Other  securities                             149,999             -0-           (5,123)         144,876
                                            ---------       ---------        ---------        ---------

                                            $ 494,357       $  14,654        $ (26,071)       $ 482,940
                                            =========       =========        =========        =========

The amortized cost and fair values of investment securities available for sale December 31, 1998 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Securities Available
                                                            For Sale
                                                     ----------------------

                                                     Amortized        Fair
                                                       Cost           Value
                                                     ---------        -----

     Due in one year or less                         $     -0-      $    -0-
     Due after one year but less
      than five years                                  70,176        65,472
     Due after five years but
      less than ten years                               6,697         6,950
     Due after ten years                               22,545        23,817
                                                       ------        ------
                                                       99,418        96,239

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 2 -  Investment Securities (cont'd).

                                                    Amortized        Fair
                                                       Cost          Value

     Mortgage-backed securities                      196,102        199,215
     Other securities                                120,835        116,887
                                                    --------       --------
                                                    $416,355       $412,341
                                                    ========       ========

     Proceeds from sales and maturities of investment securities available for sale during 1998 and 1997 were $95,610 and $551,452, respectively.

Note 3 -  Inventories

     Inventories at December 31, 1998 and 1997 are as follows:

                                                   1998              1997
                                                 --------          --------

     Raw materials                               $ 92,254          $ 85,556
     Finished goods                                10,876            14,098
                                                 --------          --------

                                                 $103,130          $ 99,654
                                                 ========          ========

Note 4 -  Property and Equipment

     Property and equipment is summarized as follows:

                                                     1998           1997
                                                  ----------     ----------

     Land                                         $  450,000     $  450,000
     Land improvements                                80,211         80,211
     Building                                      2,550,000      2,550,000
     Building improvements                           289,505        289,505
     Transportation equipment                            -0-         12,967
     Machinery and equipment                         225,480        206,917
     Furniture and fixtures                          108,965         99,018
     Office equipment                                 45,527         65,066
                                                  ----------     ----------
                                                   3,749,688      3,753,684
     Less:  Accumulated depreciation
                and amortization                     935,177        890,268
                                                  ----------     ----------

                                                  $2,814,511     $2,863,416
                                                  ==========     ==========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 4 -  Property and Equipment (cont'd).

          Depreciation  and   amortization   expense  related  to  property  and
          equipment amounted to $86,000, $87,963 and $93,294 for the years ended December 31, 1998, 1997 and 1996 respectively.

Note 5 -  Deferred Revenue

          At December 31, 1998 and 1997 the Company had received research contract payments not yet earned aggregating $496,650 and $252,450, respectively.

Note 6 -  Mortgage Payable

          On August 20, 1996, the Company renegotiated the existing mortgage on its building. The terms of the agreement required the Company to make an $800,000 principal installment and pay a re-negotiation fee of $45,000. The remaining balance of the mortgage is being paid pursuant to a 25-year amortization in monthly installments of $15,457 including principal and interest at the rate of 10.50% per annum. The entire unpaid principal balance at the end of the mortgage term, anticipated to be $1,398,330, is due in a balloon payment on June 1, 2000.

          The mortgage is secured by a lien on the building. The principal balances payable on the mortgage amounted to $1,451,770 and $1,483,014 of which $34,688 and $31,244 represent current maturities of the mortgage at December 31, 1998 and 1997, respectively.

          Aggregate maturities of the mortgage note payable are as follows:



                  Years Ending December 31:
                  -------------------------
                           1999                        $   34,688
                           2000                         1,417,082
                                                       ----------

                                                       $1,451,770
                                                       ==========
Note 7 -  Contingencies

          At December 31, 1998, the Company is a defendant in various lawsuits which arose in the ordinary course of business. At December 31, 1998, the Company has provided a reserve of $100,000, included in current liabilities, as a provision for legal expenses and potential unfavorable rulings in certain of these cases. It is management's opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company's financial position.

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

          On October 23, 1998 the Company extended its employment contract with its President which expires on May 16, 2003. The contract provides for a current minimum annual salary of $170,000 for 1998 and annual increases of $10,000 throughout its duration.

          In addition, the Company has entered into various noncancellable operating leases requiring future minimum rentals as follows:

                Years Ending December 31:
                -------------------------
                         1999                       $ 55,893
                         2000                         34,839
                                                    --------
                         2001                         21,521
                         2002                         16,419
                         2003                         13,682
                                                    --------

                                                    $142,354
                                                    ========



          Lease expenses charged to operations for the years ended December 31, 1998 and 1997 amounted to $41,978 and $11,191, respectively.

          During 1998, the Company entered into a lease for an office facility in Phoenix, Arizona under a noncancellable operating lease requiring future minimum rental as follows:

                Years Ending December 31:
                -------------------------
                         1999                         $13,651
                         2000                           7,026
                                                      -------
                                                      $20,677
                                                      =======

          In addition, the lease provides for escalation clauses for increases in real estate taxes and building maintenance.

          Rent expense charged to operations for the year ended December 31, 1998 amounted to $7,975.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 9 -  Stock Dividends

          On March 2, 1998, the Company declared a 5% stock dividend to stockholders of record at March 23, 1998, paid April 2, 1998. The transaction was valued based upon the closing market price of the Company's stock on February 27, 1998, which was $2.50 per share. Retained earnings was charged for $186,090 as a result of the issuance of 74,436 shares.

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

          Per share data were retroactively restated for the effects of the 1998, 1997 and 1996 stock dividends.

Note 10 - Shareholders Rights Plan

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

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS


Note 10 - Shareholders Rights Plan (cont'd).

          The Company will generally be entitled to redeem all rights for $.01 per right at any time prior to the tenth day following the acquisition of 15% or more of the Company's common stock by a person or group.

Note 11 - Stock Bonuses

          On April 2, 1998, subsequent to the 1998 5% stock dividend record date, the Company's Board of Directors authorized the issuance of 30,800 shares of the Company's stock to employees of the Company. The shares have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The Company valued the shares issued at $2.77 per share aggregating $85,315.

          On April 1, 1997, prior to the 1997 5% stock dividend record date, the Company paid an Executive Vice President a bonus by issuing to him 20,000 restricted shares of the Company's stock. The shares have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The Company valued the shares at $20,000.

Note 12 - Provision For Income Taxes

          The provision for (benefit from) income taxes is summarized as follows:

                                           1998         1997        1996
                                         ---------    ---------   ---------

     Current:
      Federal                            $ 154,381    $ 135,754   $  92,054
      State and local                       86,464       93,312      65,643
                                         ---------    ---------   ---------
                                           240,845      229,066     157,697
                                         ---------    ---------   ---------

     Deferred:
      Federal                              (23,900)         -0-         -0-
      State and local                      (15,100)         -0-         -0-
                                         ---------    ---------   ---------
                                           (39,000)         -0-         -0-

     Provision for income taxes          $ 201,845    $ 229,066   $ 157,697
                                         =========    =========   =========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS


Note 12 - Provision For Income Taxes (cont'd).

          The reconciliation between the maximum effective income tax rates with federal statutory tax rates for the year ended December 31, 1998 and the rates reflected in the accompanying financial statements is as follows:

                Income taxes at U.S. statutory rates                  $ 151,016
                (Decrease) increase in federal income
                tax expense resulting from:
                Federal tax arising from non-deductible
                financial statement expenses                             22,640
                Benefit from deduction for state
                and local taxes                                         (58,275)
                State and local taxes                                    86,464
                                                                    -----------

                Provision for Income Taxes                          $   201,845
                                                                    ===========

Note 13 - Industry Segments

          The Company's operations are classified into the following two industry segments:

          Research -    Providing  laboratory  research  services in the area of
                        polymer chemistry.

          Production -  Manufacture  and sale of products  arising from research activities and the sale of textile printing inks and accessories.


     Information on industry segments for the years ended December 31, 1998, 1997 and 1996 are as follows:




                                           1997         1996         1998
                                        ----------   ----------   ----------
     NET REVENUES:
      Research                          $4,554,400   $4,214,293   $4,326,424
      Production                         1,092,789    1,233,979      752,145
                                        ----------   ----------   ----------

                   Total Net Revenues   $5,647,189   $5,448,272   $5,078,569
                                        ==========   ==========   ==========

     GROSS PROFIT:
      Research                          $3,505,840   $3,212,475   $3,308,964
      Production                           302,874      215,474      128,825
                                        ----------   ----------   ----------
                   Total Gross Profit    3,808,714    3,427,949    3,437,789
                                        ==========   ==========   ==========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 13 - Industry Segments (cont'd).

                                                         1998                  1997                  1996
                                                      ----------            ----------            ----------
     SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                         3,310,032             2,902,474             2,897,775
                                                      ----------            ----------            ----------


     INCOME FROM OPERATIONS                           $  498,682            $  525,475            $  540,014
                                                      ==========            ==========            ==========

     CAPITAL EXPENDITURES:
          Research                                    $    8,901                   -0-            $    3,603
          Production                                       4,289                   -0-                 2,881
          Corporate                                       23,904                11,864                 5,766
                                                      ----------            ----------            ----------
                       Total                          $   37,094            $   11,864            $   12,250
                                                      ==========            ==========            ==========

     DEPRECIATION AND AMORTIZATION:
          Research                                    $   35,690            $   36,505            $   27,545
          Production                                      17,200                17,593                22,028
          Corporate                                       33,110                33,865                44,085
                                                      ----------            ----------            ----------
                       Total                          $   86,000            $   87,963            $   93,658
                                                      ==========            ==========            ==========

     IDENTIFIABLE ASSETS:
          Research                                    $1,145,853            $1,262,411               886,238
          Production                                     901,017               718,512               831,529
          Corporate                                    3,553,800             3,154,184             3,343,110
                                                      ----------            ----------            ----------
                       Total                          $5,600,670            $5,135,107            $5,060,877
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

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 14 - Accrued Expenses and Other Current Liabilities

          Accrued expenses and other current liabilities are summarized as follows:

                                                        1998         1997
                                                      --------     --------

     Accrued profit sharing                           $     -0-    $100,000
     Accrued provision for legal
      proceedings                                      100,000      100,000
     Accrued vacation                                   23,435       26,042
     Accrued professional fees                          35,000       30,000
     Accrued officers' bonuses                             -0-       37,899
     Other items (none in excess
      of 5% of total current liabilities)               77,250       55,861
                                                      --------     --------

                                                      $235,685     $349,802
                                                      ========     ========

Note 15 -

          Profit Sharing Plan

          Profit sharing expense under the Company's noncontributory profit sharing plan charged to operations amounted to $-0- for the year ended December 31, 1998 and $100,000 for the years ended December 31, 1997 and 1996.

Note 16 - Subsequent Event

          On February 11, 1999, the Company declared a 5% stock dividend to stockholders of record at March 16, 1999, payable April 2, 1999.

To The Stockholders
Polymer Research Corp. of America
Brooklyn, New York


          Our report on our audits of the basic financial statements of Polymer Research Corp. of America for 1998, 1997 and 1996, appears on page F-1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                        --------------------------------------
                                        CASTELLANO, KORENBERG & CO., CPAs, P.C.



Hicksville, New York
February 18, 1999

                        POLYMER RESEARCH CORP. OF AMERICA
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES





Column A                                Column B             Column C                                      Column D     Column E
--------                                --------             --------                                     ---------     --------
                                                             Additions
                                                             ---------
                                        Balance at          Charged to           Charged
                                        Beginning           Costs and            to Other Accounts                     Balanced at
                                        Of Year             Expenses             Beginning             Deductions      End of Year

Allowance for Doubtful Accounts:


Year ended December 31, 1998           $      -0-           $    3,605           $      -0-          $    3,605        $      -0-
                                       ----------           ----------           ----------          ----------        ----------
Year ended December 31, 1997           $      -0-           $    6,375           $      -0-          $    6,375        $      -0-
                                       ----------           ----------           ----------          ----------        ----------
Year ended December 31, 1996           $    4,000           $    2,342           $      -0-          $    6,342        $      -0-
                                       ----------           ----------           ----------          ----------        ----------

Reserve for Sales Credits:


Year ended December 31, 1998          $       -0-           $      -0-           $      -0-          $      -0-        $      -0-
                                       ----------           ----------           ----------          ----------        ----------
Year ended December 31, 1997          $       -0-           $      -0-           $      -0-          $      -0-        $      -0-
                                       ----------           ----------           ----------          ----------        ----------
Year ended December 31, 1996          $       -0-           $      -0-           $      -0-          $      -0-        $      -0-
                                       ----------           ----------           ----------          ----------        ----------

                        POLYMER RESEARCH CORP. OF AMERICA
                        SCHEDULE X - SUPPLEMENTARY INCOME
                              STATEMENT INFORMATION


                                              Charged To Costs and Expenses
                                                         December 31,
                                           1998             1997          1996
                                        ----------       ----------    --------


1. MAINTENANCE AND REPAIR                $  61,832       $    *        $  56,208
                                        ----------       ----------    ---------

2. DEPRECIATION                          $  86,000       $  87,963     $  93,658
                                        ----------       ----------    ---------

3. TAXES, OTHER THAN PAYROLL
    AND INCOME TAXES                       *                  *              *

4. ROYALTIES                               *                  *              *

5. ADVERTISING COSTS                       *                  *              *

Note:  * Less than 1% of revenue.

                        POLYMER RESEARCH CORP. OF AMERICA
         SCHEDULE XI - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1998


Initial Cost to Company            Gross Amount At Which Carried
-----------------------                  At Close of Period
                                   -----------------------------

                                      Land                     Land
                                      Building and             Building and                         Accumulateed
Description           Encumbrances    Improvements  Equipment  Improvements  Equipment   Total      Depreciation
------------------    ------------    ------------  ---------  ------------  ---------  ----------  ------------
Land, Building and    $1,451,770      $3,369,716    $   -0-     $3,369,716   $     -0-  $3,369,716   $  608,624
 Improvements

Equipment                    -0-             -0-      379,972          -0-     379,972     379,972      326,553
                      ----------      ----------    ---------   ----------   ---------  ----------   ----------

                      $1,451,770      $3,369,716    $ 379,972   $3,369,716     379,972   3,749,688      935,177
                      ==========      ==========    =========   ==========   =========  ==========   ==========

                                        Life On Which
                                        Depreciation
                                         In Latest
                                           Income
                         Date             Statement
Description            Acquired          is Computed
------------------     ------------     -------------
Land, Building and     June 4, 1990     20-40 Years
 Improvements

Equipment                 Various       3-10 Years

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company as of December 31, 1998 are as follows:


NAME                       AGE                         POSITION
----                       ---                         --------
Carl Horowitz              75              President and Director

Irene Horowitz             75              Senior Vice President and Director

John M. Ryan               43              Director, Executive Vice
                                            President, Corporate Research

Alice J. Horowitz          39              Director and Vice President of Polymer West branch

Boris Jody                 79              Director

Anna Dichter               85              Secretary, Treasurer

Terry J. Wolfgang          37              Director

Dr. Mohan Sanduja          63              Vice President, R & D
                                            Director

Clare Chamow               64              Vice President, Office Management

Betty Friedman             67              Vice President, Personnel


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

Alice J. Horowitz was a Senior Vice President. In 1987, she became a Director. During 1995 Ms. Horowitz relocated outside of New York and now operates a sales office of Polymer Research Corp. of America in Arizona. Ms. Horowitz is the daughter of Carl and Irene Horowitz.

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

Terry J. Wolfgang has been a Director of the Company since 1989. She has been engaged in the private practice of law in New York City. Ms. Wolfgang is the daughter of Carl and Irene Horowitz. Ms. Wolfgang has occasionally performed legal services for the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the years ended December 31, 1998, 1997 and 1996 to the chief executive officer and those three executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                LONGTERM COMPENSATION
                                                                ---------------------

                     ANNUAL COMPENSATION                         AWARDS       PAYOUTS
-----------------------------------------------------------------------------------------------------------------

 (a)               (b)      (c)           (d)            (e)        (f)          (g)        (h)       (I)
NAME                                                    OTHER    RESTRICTED
AND                                                    ANNUAL      STOCK                    LTIP    ALL OTHER
PRINCIPAL                                              COMPEN-     AWARDS      OPTIONAL    PAYOUTS   COMPEN-
POSITION           YEAR   SALARY($)   BONUS($)         SATION($)    ($)        SAR'S(#)      ($)     SATION
-----------------------------------------------------------------------------------------------------------------
(1)

CARL HOROWITZ      1998  $170,000    $      -0-     $  13,233    $   -0-        $-0-         $-0-      $    -0-
CEO, PRESIDENT     1997   160,000       25,000         13,236        -0-         -0-                    12,985
                   1996   150,000       25,000         10,836        -0-         -0-          -0         7,460

IRENE HOROWITZ     1998    80,703                                    -0-         -0-          -0-           -0-
SENIOR VICE        1997   158,349       10,000            -0-        -0-         -0-          -0-       12,985
PRESIDENT          1996   153,923       10,000            -0-        -0-         -0-          -0-        7,650

JOHN M. RYAN       1998   276,984       12,324            -0-        -0-         -0-          -0-           -0-
EXECUTIVE VICE     1997   241,167          -0-            -0-     20,000         -0-          -0-        3,359
PRESIDENT          1996   218,227       20,000            -0-        -0-         -0-          -0-        3,524

MOHAN SANDUJA      1998   125,367        1,500            -0-        -0-         -0-          -0-           -0-
VICE PRESIDENT     1997   117,780        1,624            -0-        -0-         -0-          -0-        9,905
RESEARCH AND       1996   114,080        1,500            -0-        -0-         -0-          -0-       10,592
DEVELOPMENT

(1) Represents premiums on officer's life insurance policy in which Mr. Horowitz has the right to designate the beneficiary.

STOCK OPTIONS

No executive officer owns any stock options.

EMPLOYMENT AGREEMENTS

On May 17, 1998, the Company and Carl Horowitz agreed to extend Mr. Horowitz's employment agreement through May 16, 2003. Mr. Horowitz's maximum base salary under the new agreement is $170,000 for 1998 with annual increases of $10,000 thereafter until January 1, 2003, when the maximum base salary increases to $240,000.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of February 18, 1999, with respect to each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, each executive officer named on the Summary Compensation table, and by all officers and directors as a group:

         AMOUNT
                         NAME AND ADDRESS OF         BENEFICIALLY    PERCENTAGE
TITLE OF CLASS             BENEFICIAL OWNER            OWNED          OF CLASS

Common stock             Carl Horowitz                  367,914         23.1%
$.01 par value           2719 Whitman Drive
                         Brooklyn, NY  11234


                         Irene Horowitz                  70,811          4.4%
                         2719 Whitman Drive
                         Brooklyn, NY  11234

                         John M. Ryan                    29,184          1.8%
                         3035 Lonni Lane
                         Merrick, N.Y.  11566

                         Alice J. Horowitz                1,517          0.1%
                         3046 West Tonopah Drive
                         Phoenix, Arizona  85027

                         Boris Jody                         -0-          0.0%
                         4301 N. Ocean Blvd.
                         Boca Raton, Fl.

                         Anna Dichter                     1,400          0.1%
                         1757 E. 54th Street
                         Brooklyn, N.Y.

                         Terry J. Wolfgang                3,700          0.2%
                         440 West End Avenue
                         New York, N.Y.  10750

                         Dr. Mohan Sanduja                  -0-          0.0%
                         144-90 91st Avenue
                         Flushing, N.Y.

                         Clare Chamow                       -0-          0.0%
                         5613 Fillmore Avenue
                         Brooklyn, N.Y. 11234

                         Betty Friedman                     -0-          0.0%
                         7219 Avenue N
                         Brooklyn, N.Y. 11234

                         All executive officers and
                         Directors as a group (11
                          in number)                    474,526          29.8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

1. Financial Statements. See Item 8 above for a list of financial statements included as part of this Annual Report on Form 10-K.

3. Exhibits

               (3.1) Registrant's Certificate of Incorporation, as amended, and By-Laws, as amended (incorporated by reference as previously filed with the United States Securities and Exchange Commission on January 7, 1986 on Form 10). Amendment to the Certificate of Incorporation dated July 23, 1988, (incorporated by reference as previously filed with the United States Security and Exchange Commission in March 1991 with Form 10K)

               (3.2) By Laws, as amended (incorporated by reference as previously filed with the United States Securities and Exchange Commission on January 7, 1986 on Form 10K)

               (10)     Material Contracts

                (.1) Employment Contract of Carl Horowitz, the Company's President, dated March 17, 1998 (filed with 1998 Form
                        10K).

                (.2) Mortgage agreement between the Company and Tama Realty Co., dated June 4, 1990 (incorporated by reference as previously filed with the United States Security and Exchange Commission in March 1991 with Form 10K).

                (.2A) Mortgage modification agreement between the Company and Tama Realty Co., dated August 26, 1996 (incorporated by reference as previously filed with the United States Security and Exchange Commission in March, 1997 with Form 10K).

                (.3) Retirement benefits agreement between the Company and Carl Horowitz, dated July 26, 1994 (incorporated by reference as previously filed with the United States Security and Exchange Commission in March, 1995 with Form 10K).

                (.4) Retirement benefits agreement between the Company and Irene Horowitz, dated July 26, 1994 (incorporated by reference as previously filed with the United States Security and Exchange Commission in March, 1995 with Form 10K).

                (27)    Financial Data Schedule