Form 10QSB
period 1999-03-31
POLYMER RESEARCH CORP OF AMERICA
filed 1999-05-17
CIK 79424

================================================================================


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For Quarter Ended          March  31, 1999
                  -----------------------------------------------
Commission file number         0-14119-NY
                      -------------------------------------------


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

   Yes _X_        No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      April 30, 1999                    1,813,644


================================================================================

                        POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I - FINANCIAL INFORMATION:

           ITEM I - FINANCIAL STATEMENTS

           Balance Sheets:
           March 31, 1999 (Unaudited) and
              December 31, 1998 ..........................................   1

           Statements of Operations:
           Three months ended March 31, 1999
            and 1998 (Unaudited) .........................................   3

           Statements of Cash Flows:
           Three months ended March 31, 1999
            and 1998 (Unaudited) .........................................   4

           Notes to Financial Statements .................................  5-8

           ITEM 2 - MANAGEMENT`S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS ........................................  9-10


PART II - OTHER INFORMATION ..............................................  11

PART I - FINANCIAL INFORMATION
------------------------------
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------




                                                      March 31,     December 31,
ASSETS                                                  1999            1998
------                                               ----------      ----------
                                                     (Unaudited)      (Note 1)

CURRENT ASSETS:
Cash .........................................       $  736,147      $  823,238
Investment - certificates of deposit .........        1,147,658       1,137,321
Investment securities available
  for sale ...................................          358,147         412,341
Accounts receivable, less allowances
  of $0 ......................................          204,865         245,669
Inventories ..................................           88,056         103,130
Deferred tax charge ..........................           39,000          39,000
Prepaid expenses and other ...................           29,704          13,178
                                                     ----------      ----------
Total current assets .........................        2,603,577       2,773,877
                                                     ----------      ----------
Land, Property, and Equipment-net ............        2,790,971       2,814,511
                                                     ----------      ----------
Security deposits ............................            1,195           1,195
Deferred financing costs - net ...............           10,855          11,087
                                                     ----------      ----------
Total other assets ...........................           12,050          12,282
                                                     ----------      ----------
TOTAL ........................................       $5,406,598      $5,600,670
                                                     ==========      ==========










The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------1

PART I - FINANCIAL INFORMATION
------------------------------
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                  March 31,         December 31,
                                                    1999               1998
                                                 -----------        -----------
                                                 (Unaudited)          (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Current portion of long-term debt ........       $    35,606        $    34,688
Accounts payable .........................            53,136             74,288
Accrued expenses and other
  current liabilities ....................           240,388            235,685
Income taxes payable .....................            74,045             89,431
Deferred revenue .........................           220,000            496,650
                                                 -----------        -----------
Total current liabilities ................           623,175            930,742
                                                 -----------        -----------
LONG-TERM DEBT (NOTE 2) ..................         1,407,829          1,417,082
                                                 -----------        -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
  share, authorized 4,000,000 shares,
  issued 1,765,481 and 1,685,784
  shares respectively ....................            16,857             16,857
Capital in excess of par value ...........         3,120,685          3,120,685
Additional paid in capital ...............           140,443
Retained earnings ........................           100,299            167,259
Accumulated other comprehensive
  income (loss) ..........................             4,810              4,782
Less: Treasury stock, at cost
  12,140 and 91,837 shares
  respectively ...........................            (7,500)           (56,737)
                                                 -----------        -----------
Total Stockholders' Equity ...............         3,375,594          3,252,846
                                                 -----------        -----------
TOTAL ....................................       $ 5,406,598        $ 5,600,670
                                                 ===========        ===========










The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
---------------------------------
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)
--------------------------------------------------------------------------------



                                                     1999              1998
                                                 -----------       -----------
Net Revenues
  Research ................................      $   942,500       $ 1,766,516
  Production ..............................          524,677           421,660
                                                 -----------       -----------
  Total ...................................        1,467,177         2,188,176
                                                 -----------       -----------
Cost of Revenues
  Research ................................          266,027           289,303
  Production ..............................          177,763           369,433
                                                 -----------       -----------
  Total ...................................          443,790           658,736
                                                 -----------       -----------
Gross Profit on Revenues ..................        1,023,387         1,529,440
                                                 -----------       -----------
Selling, General, and
   Administrative Expenses ................          758,646           827,931
                                                 -----------       -----------
Income from operations ....................          264,741           701,509
                                                 -----------       -----------
Other revenues (Expenses):
  Investment income .......................           19,013            16,249
  Interest expense ........................          (38,036)          (38,864)
                                                 -----------       -----------
Income before income taxes ................          245,718           678,894
Provision for income taxes ................          123,000           321,500
                                                 -----------       -----------
Net Income ................................      $   122,718       $   357,394
                                                 ===========       ===========
Basic earnings per share ..................      $       .07       $       .21*
                                                 ===========       ===========
Weighted average number of shares
 outstanding during the period ............        1,673,644         1,673,644*
                                                 ===========       ===========

* Restated for 1999 5% stock dividend

The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------3

POLYMER RESEARCH CORP. OF AMERICA
---------------------------------
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)
--------------------------------------------------------------------------------




                                                        1999             1998
OPERATIONS:                                          ---------        ---------
Net Income ...................................       $ 122,718        $ 357,394
Charge not affecting funds -
  Unrealized holding losses (gains) ..........              28              956
  Depreciation and amortization ..............          24,999           24,999
                                                     ---------        ---------
Funds Provided by operations .................         147,745          383,349
                                                     ---------        ---------
  Asset and liability management:
  Accounts receivable ........................          40,804          (88,288)
  Inventories ................................          15,074           (7,952)
  Other current assets .......................         (16,526)         (18,425)
  Accounts payable ...........................         (21,152)         (22,446)
  Accrued expenses and other .................           4,703            4,684
  Income taxes payable .......................         (15,386)         232,262
  Deferred revenue ...........................        (276,650)         (10,000)
  Total other assets .........................             232              232
                                                     ---------        ---------
Increase (Decrease) in net
     operating assets ........................        (268,901)          90,067
                                                     ---------        ---------
Total ........................................        (121,156)         473,416
                                                     ---------        ---------
FUNDS USED BY
 FINANCING
Certificates of deposit ......................         (10,337)          (1,509)
Investment securities ........................          54,194           93,489
Payments on long term debt ...................          (8,335)          (7,508)
                                                     ---------        ---------
Total ........................................          35,522           84,472
                                                     ---------        ---------
INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT ...............................          (1,457)            (586)
                                                     ---------        ---------
INCREASE (DECREASE) IN CASH ..................       $ (87,091)       $ 557,302
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

The balance sheet at December 31, 1998 has been taken from the audited financial statements as of that date.

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

NOTE 3 - Provision for Income Taxes  (First three months)

                    1999       1998
                  --------   --------
Federal           $ 73,500   $192,000
State and local     49,500    129,500
                  --------   --------
Total             $123,000   $321,500
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

NOTE 5 -  Stock Issuances

On February 11, 1999 the Company declared a 5% stock dividend to shareholders of record at March 16, 1999, payable on April 2, 1999. The transaction was valued based upon the closing market price of the Company's stock on February 11, 1999, which was $2.38 per share. Retained earnings was charged for $ 189,680 as a result of the issuance of 79,697 shares from the treasury stock being held by the Company.

On April 12, 1999 the Company issued 140,000 shares of its common stock as incentive compensation to four of its officers. The Company valued these shares at $1.00 per share and will recognize compensation expense of $140,000 ratably over four quarters.


-------------------------------------------------------------------------------8

                        POLYMER RESEARCH CORP. OF AMERICA

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment securities have decreased collectively by a $130,948 since December 31, 1998. The decrease is principally due to the net income of the first quarter resulting from the recognition of deferred reveue.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1998, nor expected to be in 1999, sources of cash for use in operations.

The rate of current assets to current liabilities increased to 4.18 to 1.0 at March 31, 1999 as compared to 2.98 to 1.0 at December 31, 1998. The increase is the result of net income for the quarter.

Based on the above, the Company's cash, investment, and investment securities position at March 31, 1999 is deemed sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately nine months selling, general, and administrative expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

B.  RESULTS OF OPERATIONS

Three months ended March 31, 1999 v. 1998

Net revenues for the first quarter of 1999 were $1,467,177, a decrease of $720,999 (33%) compared with the first quarter of 1998. Research sales decreased $824,016 (46%) in the first quarter of 1999 compared to 1998. Research sales for the first quarter of 1998 were the highest for a quarter in Company history. Product sales increased $103,017 (24%) over the first quarter of 1999 compared to 1998.

The cost of revenues in research increased from 16% in the first quarter of 1998 to 28% in the same quarter of 1999 due to the substantial decrease in revenue using the same staff.

Costs of product sales decreased from 87% in the first quarter of 1998 to 34% in the same quarter of 1999 principally as a result of increased sales without additional employees.


-------------------------------------------------------------------------------9

Selling, general, and administrative expenses increased as a percentage of sales to 52% for the first quarter of 1999 from 38% for the comparable quarter of 1998 principally due to decreased volume without decreased expenses.

Net income decreased from $357,394 (16% of sales) in 1998 to $122,718 (8% of sales) in 1999, principally as the result of decreased research revenues.






















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

ITEM 2 - Changes in Securities:

On February 11, 1999 the Company declared a 5% stock dividend to shareholders of record at March 16, 1999, payable on April 2, 1999. The transaction was valued based upon the closing market price of the Company's stock on February 11, 1999, which was $2.38 per share. Retained earnings was charged for $ 189,680 as a result of the issuance of 79,697 shares from the treasury stock being held by the Company.

On April 12, 1999 the Company issued 140,000 shares of its common stock as incentive compensation to four of its officers. The Company valued these shares at $1.00 per share and will recognize compensation expense of $140,000 ratably over four quarters.

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


                                              POLYMER RESEARCH CORP. OF AMERICA,
                                              ----------------------------------
                                                        (REGISTRANT)


Date May 7, 1999                               /s/ CARL HOROWITZ
     -----------                              ----------------------------------
                                              Carl Horowitz, President and Chief
                                              Accounting Officer















 -----------------------------------------------------------------------------12