Form 10QSB
period 1999-06-30
POLYMER RESEARCH CORP OF AMERICA
filed 1999-08-16
CIK 79424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended          June  30, 1999
                 --------------------------------------------


Commission file number         0-14119-NY
                      ---------------------------------------


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

   Yes ___X___     No _______


           APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      July 31, 1999                    1,813,644
--------------------------------------------------------------------------------

                        POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                                           Page
                                                                          Number
Part I - FINANCIAL INFORMATION:

           ITEM I - FINANCIAL STATEMENTS

           Balance Sheets:
           June 30, 1999 (Unaudited) and
              December 31, 1998                                              1

           Statements of Operations:
           Three months and six months
           ended June 30, 1999
           and 1998 (Unaudited)                                              3

           Statements of Cash Flows:
           Six months ended June 30, 1999
           and 1998 (Unaudited)                                              4

           Notes to Financial Statements                                    5-8

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                          9-10


PART II - OTHER INFORMATION                                                 11

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------



                                      June 30,    December 31,
ASSETS                                  1999          1998
                                    -----------   -----------
                                    (Unaudited)     (Note 1)
CURRENT ASSETS:
Cash                                $ 1,000,837   $   823,238
Investment - certificates of deposit    595,000     1,137,321
Investment securities available
  for sale                              343,246       412,341
Accounts receivable, less allowances
  of $0                                 414,295       245,669
Inventories                             103,409       103,130
Deferred tax charge                      39,000        39,000
Prepaid expenses and other              106,511        13,178
                                    -----------   -----------
Total current assets                  2,602,298     2,773,877
                                    -----------   -----------
Land, Property, and Equipment-net     2,776,966     2,814,511
                                    -----------   -----------
Security deposits                         1,195         1,195
Deferred financing costs - net           10,360        11,087
                                    -----------   -----------
Total other assets                       11,555        12,282
                                    -----------   -----------
TOTAL                               $ 5,390,819   $ 5,600,670
                                    ===========   ===========

















The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------1

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                         June 30,      December 31,
                                           1999           1998
                                        -----------    -----------
                                        (Unaudited)     (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt       $ 1,434,879    $    34,688
Accounts payable                             91,993         74,288
Accrued expenses and other
  current liabilities                       191,412        235,685
Income taxes payable                         42,860         89,431
Deferred revenue                            100,000        496,650
                                        -----------    -----------
Total current liabilities                 1,861,144        930,742
                                        -----------    -----------

LONG-TERM DEBT  (NOTE 2)                                 1,417,082
                                                       -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
  share, authorized 4,000,000 shares,
  issued 1,825,784 and 1,685,784
  shares respectively                        18,257         16,857
Capital in excess of par value            3,399,728      3,120,685
Retained earnings                           126,311        167,259
Accumulated other comprehensive
  income (loss)                              (7,121)         4,782
Less: Treasury stock, at cost
  12,140 and 91,837 shares
  respectively                               (7,500)       (56,737)
                                        -----------    -----------
Total Stockholders' Equity                3,529,675      3,252,846
                                        -----------    -----------
TOTAL                                   $ 5,390,819    $ 5,600,670
                                        ===========    ===========






The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED) AND
THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                        Three Months Ended             Six Months Ended
                                             June 30,                       June 30,
                                    --------------------------    --------------------------
                                        1999           1998           1999           1998
Net revenues:
  Product sales                     $   163,858    $   127,759    $   688,535    $   549,419
  Research                            1,084,220      1,234,326      2,026,720      3,000,842
                                    -----------    -----------    -----------    -----------
  Total                               1,248,078      1,362,085      2,715,255      3,550,261
                                    -----------    -----------    -----------    -----------
Cost of Revenues
  Product sales                         129,764        183,718        307,527        553,151
  Research                              256,503        253,405        522,530        542,708
                                    -----------    -----------    -----------    -----------
  Total                                 386,267        437,123        830,057      1,095,859
                                    -----------    -----------    -----------    -----------
Gross Profit on Revenues                861,811        924,962      1,885,198      2,454,402

Selling, General, and
 Administrative Expenses                776,991        813,865      1,535,637      1,641,796
                                    -----------    -----------    -----------    -----------
Income from Operations                   84,820        111,097        349,561        812,606
                                    -----------    -----------    -----------    -----------
Other Revenues (Expenses):
  Investment income                      17,035         28,501         36,048         44,750
  Interest expense (See note 2)         (37,841)       (38,665)       (75,877)       (77,529)
                                    -----------    -----------    -----------    -----------
  Total                                 (20,806)       (10,164)       (39,829)       (32,779)
                                    -----------    -----------    -----------    -----------
Income before income taxes               64,014        100,933        309,732        779,827
Provision for income taxes              (38,000)       (43,500)      (161,000)      (365,000)
                                    ===========    ===========    ===========    ===========
Net Income                          $    26,014    $    57,433    $   148,732    $   414,827
                                    ===========    ===========    ===========    ===========
Basic earnings per Share            $      0.01    $      0.03*   $      0.09    $      0.25*
                                    ===========    ===========    ===========    ===========
Weighted average number of shares
  outstanding during the period       1,793,861      1,673,644*     1,734,748      1,673,644*
                                    ===========    ===========    ===========    ===========

* Restated for 1999 5% stock dividend




The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------3

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(UNAUDITED)






OPERATIONS:                            1999         1998
                                    ---------    ---------
Net Income                          $ 148,732    $ 414,827
Charges not affecting funds -
  Issuance of Incentive stock          46,667       28,439
  Unrealized holding losses           (11,904)       1,208
  Depreciation and amortization        40,725       49,998
                                    ---------    ---------
Funds Provided by operations          224,220      494,472
                                    ---------    ---------
  Asset and liability management:
  Accounts receivable                (168,626)      17,715
  Inventories                            (279)      24,742
  Other current assets                             (56,139)
  Other assets                            727          466
  Accounts payable                     17,705      (45,310)
  Accrued expenses and other          (44,273)    (100,452)
  Income taxes payable                (46,571)     182,749
  Deferred revenue                   (396,650)     (50,000)
                                    ---------    ---------
Increase (Decrease) in net
     operating assets                (637,967)     (26,229)
                                    ---------    ---------
Total                                (413,747)     468,243
                                    ---------    ---------
FUNDS USED BY
 FINANCING
Certificates of deposit               542,321       (3,048)
Investment securities                  69,095       98,551
Issuance of stock                           0       56,309
Payments on long term debt            (16,891)     (15,211)
                                    ---------    ---------
Total                                 594,525      136,601
                                    ---------    ---------

INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                         (3,180)      (7,376)
                                    ---------    ---------

INCREASE (DECREASE) IN CASH         $ 177,598    $ 597,468
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

Revenue from research contracts is recognized upon client approval of performance of a specific stage of the contract and the assurance of collection of the resulting revenue. Revenue from production is recognized when products are shipped for sale to customers.

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

NOTE 3 - Provision for Income Taxes  (First six months)

                      1999                 1998
                  ---------             --------
Federal           $  98,000             $218,000
State and local      63,000              147,000
                  ---------             --------
Total             $ 161,000             $365,000
                  =========             ========

NOTE 4 - Mortgage Liability

In September of 1996 the Company prepaid $800,000 due under the mortgage on the Company's building and modified the payment schedule on such mortgage. As modified, the Company is obligated to pay a mortgage note payable in equal monthly instalments of $15,457 including interest at 10.5% per annum through June, 2000, secured by the related building. Such mortgage is being amortized using a 25 year amortization. The entire unpaid principal balance is due in a balloon payment of $1,398,330 on June 1, 2000.

NOTE 5 -  Stock Issuances

On February 11, 1999 the Company declared a 5% stock dividend to shareholders of record at March 16, 1999, payable on April 2, 1999. The transaction was valued based upon the closing market price of the Company's stock on February 11, 1999, which was $2.38 per share. Retained earnings were charged for $ 189,680 as a result of the issuance of 79,697 shares from the treasury stock being held by the Company.

On April 12, 1999 the Company issued 140,000 shares of its common stock as incentive compensation to four of its officers. The Company valued these restricted shares at $1.00 per share and will recognize compensation expense of $140,000 ratably over four quarters.



-------------------------------------------------------------------------------8

                        POLYMER RESEARCH CORP. OF AMERICA

  ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment securities have decreased collectively by a $433,817 since December 31, 1998. The decrease is principally due to the expense associated with the cost of performance of work for revenue that was deferred as of December 31, 1998.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1998, nor expected to be in 1999, sources of cash for use in operations.

The rate of current assets to current liabilities decreased to 1.40 to 1.0 at June 30, 1999 as compared to 2.98 to 1.0 at December 31, 1998. The decrease is the result of the reclassification to current of the entire mortgage balance because the balloon payment is due within a year.

Management believes that the Company's cash, investment, and investment securities position at June 30, 1999 is sufficient to satisfy the mortgage balloon payment and to provide working capital for the foreseeable future absent any unforeseen downturn in sales. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

B.  RESULTS OF OPERATIONS
Three months ended June 30, 1999 v. 1998

Net revenues for the second quarter of 1999 were $1,248,078, a decrease of $114,007 (8%) compared with the second quarter of 1998. Research sales decreased $150,106 (12%) in the second quarter of 1999 compared to 1998. Product sales increased $36,099 (28%) for the second quarter of 1999 compared to 1998.

The cost of revenues in research increased from 21% in the second quarter of 1998 compared to 24% the same quarter of 1999 as a result of decreased sales with similar direct and indirect costs.

Costs of product sales decreased from 114% in the first quarter of 1998 to 79% in the same quarter of 1999 principally as a result of increased sales without additional employees.
-------------------------------------------------------------------------------9

Selling, general, and administrative expenses increased as a percentage of sales to 62% for the second quarter of 1999 from 60% for the comparable quarter of 1998 principally due to decreased volume without a comparable decrease in expenses. This years selling, general, and administrative expenses included $ 46,667 in compensation related to the issuance of 140,000 shares of common stock as incentive to certain members of management (see note 5).

Net income decreased from $57,433 (4.2% of sales) in 1998 to $20,014 (1.6% of sales) in 1999, principally as the result of decreased sales.

Six months ended June 30, 1999 v. 1998

Net revenues for the first six months of 1999 were $2,715,255, a decrease of $835,006 (24%) compared with the first six months of 1998. Research sales decreased $974,122 (32%) in the first six months of 1999 compared to 1998. Research sales for the first quarter of 1998 were the highest in Company history. Product sales increased $139,116 (25%) over the first six months of 1999 compared to 1998.

The cost of revenues in research increased from 18% in the six months of 1998 to 25% in the first six months of 1999 due to the substantial decrease in revenue using the same staff.

Costs of product sales decreased from 100% in the first six months of 1998 to 45% in the same quarter of 1999 principally as a result of increased sales without additional employees.

Selling, general, and administrative expenses increased as a percentage of sales to 56% for the first six months of 1999 from 46% for the comparable period of 1998 principally due to decreased volume without decreased expenses.

Net income decreased from $414,827 (12% of sales) in 1998 to $122,718 (6% of sales) in 1999, principally as the result of decreased research revenues.



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

ITEM 2 - Changes in Securities:

On February 11, 1999 the Company declared a 5% stock dividend to shareholders of record at March 16, 1999, payable on April 2, 1999. The transaction was valued based upon the closing market price of the Company's stock on February 11, 1999, which was $2.38 per share. Retained earnings was charged for $189,680 as a result of the issuance of 79,697 shares from the treasury stock being held by the Company.

On April 12, 1999 the Company issued 140,000 shares of its common stock as incentive compensation to four of its officers. The Company valued these shares at $1.00 per share and will recognize compensation expense of $140,000 ratably over four quarters.

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

The Company held its annual meeting on May 27, 1999. At such meeting the following persons were elected directors:

Director and votes for:
     Carl Horowitz         1,715,506
     Irene Horowitz        1,715,506
     John Ryan             1,715,506
     Alice Horowitz        1,715,506
     Boris Jody            1,715,506
     Mohan Sanduja         1,715,506
     Terry J. Wolfgang     1,715,506

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


                                    POLYMER RESEARCH CORP. OF AMERICA,
                                    --------------------------------------
                                            (REGISTRANT)


Date: August 16, 1999               /s/ CARL HOROWITZ
                                    --------------------------------------
                                        Carl Horowitz, President and Chief
                                        Accounting Officer












 -----------------------------------------------------------------------------12