Form 10QSB
period 1999-09-30
POLYMER RESEARCH CORP OF AMERICA
filed 1999-11-02
CIK 79424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934

For Quarter Ended September 30, 1999

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

Yes _X_   No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    October 31, 1999                                        1,813,644

                        POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX
                                                                         Page
                                                                         Number
                                                                         ------
Part I - FINANCIAL INFORMATION:

         ITEM I - FINANCIAL STATEMENTS

         Balance Sheets:
         September 30, 1999 (Unaudited) and
              December 31, 1998                                             1

         Statements of Operations:
         Three months and nine months
         ended September 30, 1999
         and 1998 (Unaudited)                                               3

         Statements of Cash Flows:
         Nine months ended September 30, 1999
         and 1998 (Unaudited)                                               4

         Notes to Financial Statements                                     5-8

         ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS                                          9-10

PART II - OTHER INFORMATION                                                11

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                  September 30,     December 31,
ASSETS                                                1999             1998
                                                   ----------       ----------
                                                   (Unaudited)       (Note 1)
CURRENT ASSETS:
Cash                                               $  754,977       $  823,238
Investment - certificates of deposit                  663,322        1,137,321
Investment securities available
  for sale                                            314,350          412,341
Accounts receivable, less allowances
  of $0                                               611,460          245,669
Inventories                                           109,827          103,130
Deferred tax charge                                    39,000           39,000
Prepaid expenses and other                             99,822           13,178
                                                   ----------       ----------
Total current assets                                2,592,758        2,773,877
                                                   ----------       ----------
Land, Property, and Equipment-net                   2,753,746        2,814,511
                                                   ----------       ----------
Security deposits                                       1,195            1,195
Deferred financing costs - net                          9,632           11,087
                                                   ----------       ----------
Total other assets                                     10,827           12,282
                                                   ----------       ----------
TOTAL                                              $5,357,331       $5,600,670
                                                   ==========       ==========





The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------1

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                              September 30,         December 31,
                                                  1999                  1998
                                              -----------           -----------
                                              (Unaudited)             (Note 1)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt             $ 1,426,097           $    34,688
Accounts payable                                   57,869                74,288
Accrued expenses and other
  current liabilities                             193,912               235,685
Income taxes payable                                                     89,431
Deferred revenue                                  200,000               496,650
                                              -----------           -----------
Total current liabilities                       1,877,878               930,742
                                              -----------           -----------
LONG-TERM DEBT (NOTE 2)                                               1,417,082
                                                                    -----------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
    share, authorized 4,000,000 shares,
    issued 1,825,784 and 1,685,784
    shares respectively                            18,257                16,857
Capital in excess of par value                  3,399,728             3,120,685
Retained earnings                                  76,768               167,259
Accumulated other comprehensive
    income (loss)                                  (7,800)                4,782
Less: Treasury stock, at cost
    12,140 and 91,837 shares
    respectively                                   (7,500)              (56,737)
                                              -----------           -----------
Total Stockholders' Equity                      3,479,453             3,252,846
                                              -----------           -----------
TOTAL                                         $ 5,357,331           $ 5,600,670
                                              ===========           ===========






The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED SEPTEMBER 30,1999 AND 1998 (UNAUDITED) AND
THE NINE MONTHS ENDED SEPTEMBER 30,1999 AND 1998 (UNAUDITED)

                                                           Three Months Ended                             Nine Months Ended
                                                           September 30,                                  September 30,
                                                   -----------           -----------            -----------           -----------
                                                       1999                 1998                   1999                   1998
Net revenues:
  Product sales                                    $   152,502           $   239,005            $   841,037           $   788,424
  Research                                           1,076,231               891,826              3,102,951             3,892,668
                                                   -----------           -----------            -----------           -----------
Total                                                1,228,733             1,130,831              3,943,988             4,681,092
                                                   -----------           -----------            -----------           -----------

Cost of Revenues
Product sales                                          221,522               128,405                529,049               681,556
Research                                               280,842               190,907                803,372               733,615
                                                   -----------           -----------            -----------           -----------
Total                                                  502,364               319,312              1,332,421             1,415,171
                                                   -----------           -----------            -----------           -----------
Gross Profit on Revenues                               726,369               811,519              2,611,567             3,265,921

Selling, General, and
Administrative Expenses                                780,793               764,981              2,316,430             2,406,777
                                                   -----------           -----------            -----------           -----------
Income from Operations                                 (54,424)               46,538                295,137               859,144
                                                   -----------           -----------            -----------           -----------

Other Revenues (Expenses):
Interest income                                         12,468                35,391                 48,516                80,141
Interest expense (see note 4)                          (37,589)              (38,461)              (113,466)             (115,990)
                                                   -----------           -----------            -----------           -----------
Total                                                  (25,121)               (3,070)               (64,950)              (35,849)
                                                   -----------           -----------            -----------           -----------
Income (loss) before income taxes                      (79,545)               43,468                230,187               823,295
(Provision for) benefit from income taxes               30,000               (30,050)              (131,000)             (395,050)
                                                   -----------           -----------            -----------           -----------
Net income (loss)                                  $   (49,545)          $    13,418            $    99,187           $   428,245
                                                   ===========           ===========            ===========           ===========
Income (loss) per Share                            $     (0.03)          $      0.01*           $      0.06           $      0.26*
                                                   ===========           ===========            ===========           ===========
Weighted average number of shares
outstanding during the period                        1,813,644             1,673,644*             1,761,844             1,673,644*
                                                   ===========           ===========            ===========           ===========

* Restated for 1999 5% stock dividend



The accompanying notes are an integral part of the financial statements

-------------------------------------------------------------------------------3

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)


OPERATIONS:                                         1999                 1998
                                                 ---------            ---------
Net Income                                       $  99,187            $ 428,245
Charges not affecting funds -
  Issuance of Incentive stock                       81,667               42,658
  Unrealized holding losses                        (12,582)               2,564
  Depreciation and amortization                     66,451               75,000
                                                 ---------            ---------
Funds Provided by operations                       234,723              548,467
                                                 ---------            ---------
  Asset and liability management:
  Accounts receivable                             (365,791)             (35,844)
  Inventories                                       (6,697)              11,829
  Other current assets                             (28,311)             (70,035)
  Other assets                                       1,455                  699
  Accounts payable                                 (16,419)             (57,701)
  Accrued expenses and other                       (41,773)             (62,491)
  Income taxes payable                             (89,431)             209,789
  Deferred revenue                                (296,650)            (112,450)

Increase (Decrease) in net
         operating assets                         (843,617)            (116,204)
                                                 ---------            ---------
Total                                             (608,894)             432,263
                                                 ---------            ---------

FUNDS PROVIDED (USED) BY
FINANCING
Certificates of deposit                            473,999             (979,841)
Investment securities                               97,991               85,191
Issuance of stock                                                        42,090
Payments on long term debt                         (25,671)             (23,125)
                                                 ---------            ---------
Total                                              546,319             (875,685)
                                                 ---------            ---------

INVESTMENT IN LAND, PROPERTY,
AND EQUIPMENT                                       (5,686)             (21,446)
                                                 ---------            ---------
INCREASE (DECREASE) IN CASH                      $ (68,261)           $ 464,868
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

-------------------------------------------------------------------------------4

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Financial statements

In the opinion of the management of Polymer Research Corp. of America (the Company), the accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are in the opinion of management necessary to fairly state the results and current financial condition of the Company for the respective periods. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's report filed under cover of Form l0-KSB.

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

NOTE 3 - Provision for Income Taxes (First nine months)

                                               1999                  1998
                                             --------              --------
     Federal                                 $ 80,000              $236,000
     State and local                           51,000               159,050
                                             --------              --------
     Total                                   $131,000              $395,050
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



-------------------------------------------------------------------------------8

                        POLYMER RESEARCH CORP. OF AMERICA

            ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment securities have decreased collectively by $640,251 since December 31, 1998. The decrease is principally due to the expense associated with the cost of performance of work for revenue that was deferred as of December 31, 1998.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1998, nor expected to be in 1999, sources of cash for use in operations.

The rate of current assets to current liabilities decreased to 1.38 to 1.0 at September 30, 1999 as compared to 2.98 to 1.0 at December 31, 1998. The decrease results from the reclassification to current of the entire remaining mortgage balance in as the balloon payment is due within one year.

The Company's cash, investment, and investment securities position which totals $ 1,732,649 at September 30, 1999 is deemed sufficient to satisfy the mortgage balloon payment of $1,398,330 due in June 2000. After such payment, liquidity will be a direct result of sales and net earnings.

B. RESULTS OF OPERATIONS

Three months ended September 1999 v. 1998

Net revenues for the third quarter of 1999 were $ 1,228,733, an increase of $97,902 (9%) compared with the third quarter of 1998. Research sales increased $184,405 (6%) in the third quarter of 1999 compared to 1998. Product sales decreased $86,503 (36%) for the third quarter of 1999 compared to 1998 due to decreased demand.

The cost of revenues in research increased from 21% in the third quarter of 1998 compared to 26% the same quarter of 1999 as a result of increased direct and indirect costs.

Costs of product sales increased from 54% in the third quarter of 1998 to 145% in the same quarter of 1999 principally as a result of decreased sales with similar employees and costs in production.


-------------------------------------------------------------------------------9

Selling, general, and administrative expenses decreased as a percentage of sales to 64% for the third quarter of 1999 from 68% for the comparable quarter of 1998 principally due to increased volume without a comparable increase in expenses. This years selling, general, and administrative expenses included $ 35,000 in compensation related to the issuance of 140,000 shares of common stock as incentive to certain members of management (see note 5)

Net income decreased from $ 13,418 (1% of sales) in 1998 to a loss of ($20,014) in 1999, principally as the result of decreased gross profit with an increase in overhead expenses and decreased interest income.

Nine months ended September 30, 1999 v. 1998

Net revenues for the first nine months of 1999 were $3,943,988, a decrease of $737,104 (16%) compared with the first nine months of 1998. Research sales decreased $ 789,717 (20%) in the first nine months of 1999 compared to 1998. Product sales for 1999 increased $52,613 (7%) over the first nine months of 1999 compared to 1998.

The cost of revenues in research increased from 19% in the nine months of 1998 to 26% in the first nine months of 1999 due to the substantial decrease in revenue with increase direct and indirect expenses.

Costs of product sales decreased from 86% in the first nine months of 1998 to 63% in the same period of 1999 principally as a result of increased sales without additional employees.

Selling, general, and administrative expenses increased as a percentage of sales to 59% for the first nine months of 1999 from 51% for the comparable period of 1998 principally due to decreased volume without a proportionate decrease in expenses.

Net income decreased from $ 428,245 (9% of sales) in 1998 to $ 99,187 (3% of sales) in 1999, principally as the result of decreased research revenues.



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

                                    FORM l0-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       POLYMER RESEARCH CORP. OF AMERICA,
                                                   (REGISTRANT)


Date
     ---------------------------      ------------------------------------------
                                      Carl Horowitz, President and Chief
                                        Accounting Officer




------------------------------------------------------------------------------12