Form 10KSB
period 1999-12-31
POLYMER RESEARCH CORP OF AMERICA
filed 2000-03-30
CIK 79424

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file No. 0-14119-NY

                        POLYMER RESEARCH CORP. OF AMERICA
                 (Name of small business issued in its charter)

         NEW YORK                                          11-2023495
-------------------------------                      ---------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                               Number)
    2186 Mill Avenue, Brooklyn, NY                           11234
---------------------------------------                     -------
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

Check whether the issuers: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No___


Registrant's revenues for its most recent fiscal year - $4,836,157
                                                        ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes _X_ No___

The  aggregate  market value of voting stock held by
non-affiliates of the Registrant at March 21, 2000 was approximately $3,627,288 based on the last sale price of such stock.

As of March 21, 2000, the Registrant had 1,813,644 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                                       -1-

ITEM 1 - BUSINESS

Polymer Research Corp. of America ("the Company") was incorporated under the laws of New York State in 1963. It is principally engaged in research and development in polymer chemistry, on a contract basis, particularly in the application of chemical "grafting," i.e., techniques for modification of organic and inorganic substances. The Company also manufactures and sells products arising from research activities and textile printing inks. The Company's principal place of business is located at 2186 Mill Avenue, Brooklyn, New York 11234. The Company's phone number at that address is (718) 444-4300.

During 1999, research revenues and products sales accounted for 79 percent and 21 percent of the Company's net revenues, respectively.

For a detailed breakdown of segments of the Company's revenues, income, capital expenditures and identifiable assets, see Note 14 of Notes to Financial Statements.

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

The Company owns 20 patented processes for chemical "grafting" technology. Chemical "grafting" refers to processes by which surfaces are bonded together, or a coating is affixed to a surface, or in depth, through various polymerization reactions.

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

Research revenue earned from foreign customers outside the United States aggregated $1,747,500 for 1999, representing approximately 36% of total annual research revenues for 1999.

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

As of December 31, 1999, the Company employed 9 in-house sales persons plus 1 person in training to market its research and development contracts, primarily through bulk mailings and presence on the Internet to targeted potential customers.

To date, all of the Company's research and development services have been related to contracts for customers.

PRODUCTION

The Company manufactures formulations resulting from research work predominantly as an accommodation for the companies for whom the research work was done.

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

During 1999, 1998 and 1997, no one customer of the Company accounted for more than 5% of its sales of formulation products or textile inks. The Company has no long-term contracts with its customers for textile inks and maintains approximately a one-month supply of the ingredients for the textile inks in inventory. The Company fills 95% of all textile ink orders within two business days after their receipt.

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

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 1999, the Company had 45 full-time employees. The President and the 15 other scientists in the Company's Research Department are engaged in research and development. The Production Department has 4 employees who are engaged in the production of items arising from research and textile inks. There are 10 employees in the sales and marketing departments. In addition, there are 12 clerical employees and 3 maintenance employees.

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

PATENTS

The Company's President and other employees of the Company have assigned a total of 20 United States patents to the Company, 10 of which have expired. The assigned patents, which cover the basic grafting process, were issued between 1968 and 1996. Each patent is effective for 17 years from the date of its issuance.

Management can give no assurance that any of the patents which the Company possesses or might possess in the future, will be enforceable or, if enforceable, will provide the Company or the holder thereof with an advantage over its competitors.

ITEM 2. PROPERTY

The Company's offices, research and development and manufacturing facilities are located in a 64,000 square foot three-story building at 2186 Mill Avenue, Brooklyn, New York. On June 4, 1990, the Company purchased the building and adjoining property. The Company had previously leased this facility under the terms of a long-term operating lease. The purchase price of the property was $3,000,000 of which the Company paid $500,000 and granted a $2,500,000 mortgage to the seller. The mortgage matures June 1, 2000 and will require a balloon payment of approximately $1,400,000 (see Note 5 of Notes to Financial Statements).

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

The Company also leases approximately 1,500 square feet of office space in Phoenix, Arizona which serves as its West Coast sales and marketing office.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999, no matters were submitted to a vote of the Company's security holders.

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

                                                      Bid Prices
       Quarter                                 LOW            HIGH
       -------                                 ---            ----
        1999
October - December                                3/4        1-1/4
July - September                              1-14/64        1-27/32
April - June                                  1-9/16         2-1/4
January - March                             2-1/8            3
        1998
October - December                           1-7/8            2-7/8
July - September                            2-1/2            4-1/4
April - June                                3-3/4            6-7/8
January - March                             1-15/16          5

DIVIDEND POLICY
The Company has paid no cash dividends to its stockholders since its incorporation and has no present intention to do so. The payment of dividends in the future will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other factors at the time.

On February 11, 1999 the Company declared a 5% stock dividend to shareholders at March 19, 1999, paid April 2, 1999. The transaction was valued based upon the closing market price of the Company's stock on the day prior to declaration (See
Note 10 of Notes to Financial Statements).

On March 2, 1998, the Company declared a 5% stock dividend to stockholders of record at March 23, 1998, paid April 2, 1998. The transaction was valued based upon the closing market price of the Company's stock on the day prior to declaration (See Note 10 of Notes to Financial Statements).

On March 20, 1997 the Company declared a 5% stock dividend to shareholders at April 1, 1997, paid April 8, 1997. The transaction was valued based upon the closing market price of the Company's stock on the day prior to the declaration. (See Note 10 of Notes to Financial Statements).

On July 20, 1995 the Company adopted a Shareholders Rights Plan. The Rights Plan provides for the issuance of one stock right, entitling the holder to buy one share of common stock at a price of $25 (subject to adjustment), for each outstanding share of the Company's common stock. The rights will become exersizable only if an "acquiring party" (as defined) acquires or announces a tender offer to acquire 15% or more of the Company's common stock. The rights expire July 31, 2005 (See Note 11 of Notes to Financial Statements).

As of March 21, 2000 there were 1,813,644 shares outstanding, which were held by approximately 1,000 shareholders, 350 shareholders of record and approximately 650 additional beneficial owners.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue Analysis

                                                     Year Ended December 31,
                                                     -----------------------
                                                                          Percentage of
                                   ($) In Thousands                         Total Revenues
                                   ----------------                         --------------
                            1999       1998       1997           1999         1998          1997
                            ----       ----       ----           ----         ----          ----
Research                   $3,814     $4,554     $4,214          78.9%        80.6%         77.3%
Production                  1,022      1,093      1,234          21.1         19.4          22.7
                           ------     ------     ------         ------       ------        ------
Total Revenues             $4,836     $5,647     $5,448         100.0%       100.0%        100.0%
                           ======     ======     ======         ======       ======        ======

1999 v. 1998
------------

Total revenues  decreased  $811,000 or 14% from $5,647,000 in 1998 to $4,836,000 in 1999. The decrease in research revenue accounted for 91% of the decrease in revenue as production revenue decreased $71,000 or 6.0% from 1998 to 1999.

The decrease in production was primarily attributable to the decrease in demand for research services, the results of which often lead to production orders.

The decrease in research sales was primarily the result of decreased demand for research in part caused by a combination of internal changes in sales and administrative staff and prolonged negotiations with certain potential clients.

The rate of inflation has not had a material impact upon the results of operations.

1998 v. 1997
------------

Total revenues increased $199,000 or 4% from $5,448,000 in 1997 to $5,647,000 in 1998. Research revenues increased $340,000 or 8% while production revenue decreased $141,000 or 11% from 1997 to 1998.

The increase in research revenue was primarily achieved during the first quarter of 1998 resulting from the Company's strong marketing efforts during the latter part of 1997. In addition, the strong domestic and European economies helped improve research revenue.

The decrease in production revenue was primarily attributable to decrease in demand from research customers as well as an inventory buildup by customers which occurred during the latter part of 1997.

The rate of inflation has not had a material impact upon the results of operations.

Cost of Revenues Analysis

                             Year Ended December 31,
                             -----------------------
                                                        Cost as a
                                                     Percentage of
                  ($ In Thousands)                   Total Revenues
                                                     --------------
                  1999     1998     1997         1999      1998      1997
                ------   ------   ------       ------    ------    ------
Research        $1,090   $1,048   $1,002        22.5%     18.6%     18.4%
Production         574      790    1,018        11.9      14.0      18.7
                ------   ------   ------       ------    ------    ------
Total cost of
 revenues       $1,664   $1,838   $2,020        34.4%     32.6%     37.1%
                ======   ======   ======       ======    ======    ======

1999 v.1998
-----------

The cost of revenues as a percentage of sales increased from 32.6% in 1998 to 34.4% in 1999. The increase in cost of revenues is primarily caused by a decrease in the research sales without corresponding decreases in research salaries and related expenses.

1998 v. 1997
------------

The cost of revenues as a percentage of sales decreased from 37.1% in 1997 to 32.6% in 1998. The decrease in cost of revenues is primarily caused by a decrease in the percentage of product sales, which have a higher cost of sales than research revenue. Production sales dropped as a percentage of total sales from 22.7% in 1997 to 19.4% in 1998.

Selling, General and Administrative Expenses Analysis

                                       Year Ended December 31,
                                                          Expenses as a
                                                          Percentage of
                             ($ In Thousands)           Total Revenues
                                                        --------------
                            1999    1998     1997      1999    1998    1997
                            ----    ----     ----      ----    ----    ----
Selling, General &
Administrative Expenses    $3,304  $3,310  $2,902      68.3%  58.6%  53.2%
                           ======= ======  ======      =====  =====  =====

1999 v. 1998
------------

Selling, general and administrative expenses, as a percentage of sales, increased to 68.3% in 1999, as compared to 58.6% during 1998. The increase is attributed to a similar level of expenses and a decrease in sales. In addition, during 1999, the Company issued shares of stock to certain officers as
compensation   aggregating   $140,000   (see  Note  12  of  Notes  to  Financial
Statements).

1998 v. 1997
------------

Selling, general and administrative expenses, as a percentage of sales, increased to 58.6% in 1998, as compared to 53.2% during 1997. The increase is directly related to the Company's efforts to increase sales. During 1998, the Company hired additional salespeople and directed resources to generate additional revenue. In addition, during 1998, the Company issued shares of common stock to its employees as compensation aggregating $85,315 (See Note 12 of Notes to Financial Statements).

Net (Loss) Income

1999 v. 1998

The Company reported a net loss representing 2.8% of sales for 1999 compared to net income of 4.3% of sales for 1998. The change is a result of the 14% decrease in sales in 1999 combined with consistent selling, general and administrative expenses for the two years.

1998 v. 1997

The Company reported net income of 4.3% of sales for 1998 compared to net income of 3.8% of sales for 1997. The increase is a result of the 4% increase in sales in 1998 combined with a substantial decrease in the cost of revenue percentage offset in part by an increase in operating expenses.

CAPITAL RESOURCES AND LIQUIDITY

Cash and certificates of deposit have decreased from $1,960,559 at December 31, 1998 to $1,392,024 at December 31, 1999. The decrease is in part caused by the Company overpaying its current year tax liability, paying off its prior year tax liability and having received a substantially lower amount of unearned customer deposits at December 31, 1999. (See the statement of cash flows for a more detailed analysis of opening versus closing cash).

Cash is generated and used by the Company through its operations. The issuance of stock was not in 1999, nor expected to be in 2000, a significant source of cash. However, during 2000, the Company will borrow funds from a bank to lessen the reduction in cash balances which will result from the balloon mortgage payment coming due (See Note 17 of Notes to Financial Statements).

In June of 2000, the Company will be required to satisfy the balloon payment due on the building mortgage of approximately $1,398,330. The Company anticipates that this payment will be paid in part from the proceeds of a $500,000 five year term loan, which is scheduled to be funded just prior to the payment of the balloon mortgage payable, along with approximately $900,000 from cash on hand.

In an attempt to secure a better, yet safe, return on excess cash, management has elected to invest certain cash amounts in marketable securities. These securities include U.S. Government and New York State Mutual Bond Funds. The Company closely monitors these investments which are subject to price fluctuation (See Note 2 of Notes to Financial Statements).

Except with respect to the balloon mortgage payment due on the Company's building, there are no known demands for cash related to capital expenditures seen as imminent in the upcoming three years based on stable sales. Capital expenditures projected for the next year are anticipated to approximate those of the past three years.

The Company's cash position at December 31, 1999, prior to accounting for the balloon mortgage payment coming due June 1, 2000, is deemed sufficient to cover any unforeseen sales downturn as it is equal to approximately 5 months of selling, general and administrative expenses. Over both the long and short term, liquidity will be the direct result of sales.

The ratio of current assets to current liabilities at December 31, 1999 was 1.60 to 1.0 as compared to 2.98 to 1.0 at December 31, 1998. The decrease in current ratio is directly related to the balloon payment on the mortgage payable coming due on June 1, 2000, which has been classified as current.

GENERAL DISCUSSION

Cash flow of the Company is a direct result of net income and net cash provided from operating activities. Credit extended by the Company in the form of receivables and received in the form of payables has not had and will not have a significant impact on cash flow.

Cash flow from financing and investing activities is not expected to have an impact on cash flow in the next 1 to 3 years. However, the Company is preparing for the building mortgage balloon payment of approximately $1,400,000 due on June 1, 2000 (see Note 5 of Notes to Financial Statements). The Company intends to satisfy a portion of this obligation from the proceeds of a $500,000 term loan. The loan will be repaid in monthly principal installments of $8,333 plus interest at the rate of 8.5% per annum. As part of the borrowing agreement, the Company will be granted a $250,000 line of credit and will be required to deliver to the lender collateral of $125,000 at the term loan closing. The Company intends to provide for the balance of this payment by accumulating cash prior to the payment due date.

The Company anticipates a significant decrease in interest income and interest expense upon the satisfaction of the building mortgage.

No other significant changes to operating expenses are anticipated within the next 1 to 3 years.

SEGMENT DISCUSSION

The Company is primarily in the business of research sales. The sale of textile inks and chemical products is an accommodation to research customers and is not seen as a segment that could stand on its own as an independent business.
Availability of production of research developments is an important marketing tool of the Company to its research customers. No significant capital expenditures are foreseen in the next 1 to 3 years as necessary for the continued production of textile inks and chemical products, including potential increases in such productions.

ANALYTIC REVIEW OF QUARTERLY RESULTS

Sales and gross profits for the fourth quarter decreased from the average of the prior three quarters. This is a result of a drop in revenue without a corresponding decrease in costs and an increase in fourth quarter production sales, which yield a lower gross profit than research.

Sales for the fourth quarter represented approximately 18% of total annual sales.

Selling, general and administrative expenses increased significantly in the fourth quarter resulting from increased legal proceedings expenses and normal year-end expenses including bonuses and holiday expenses as well as year-end commissions earned in 1999.

                                                 3/31/99          6/30/99         9/30/99        12/31/99
                                                 -------          -------         -------        --------

Total revenue                               $1,467,177       $1,248,078     $1,228,733      $   892,169
Cost of revenue                                443,790          386,267        502,364          331,702
Gross profit                                 1,023,387          861,811        726,369          560,467
SG&A expenses                                  758,646          776,991        780,793          987,565
Income (loss) from
 operations                                    264,741           84,820        (54,424)         (427,098)

Other expenses                                 (19,023)         (20,806)       (25,121)          (2,807)
Pre-tax income (loss)                          245,718           64,014        (79,545)        (429,905)

Income tax (expense)
 benefit                                       (123,000)         (38,000)       30,000          194,673

Net income (loss)                           $  122,718        $  26,014      $ (49,545)       $(235,232)

During the year ended 1997, the quarterly financial statements reflected a charge for an annualized profit sharing contribution of $100,000. Such amount was paid in the subsequent year and is included in accrued expenses. Management has elected to not make a contribution for 1998 or 1999.

ITEM 9.  DISAGREEMENTS ON FINANCIAL AND ACCOUNTING DISCLOSURES
         -----------------------------------------------------

                                      None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         --------------------------------

The directors and executive officers of the Company as of December 31, 1999 are as follows:

NAME                         AGE             POSITION
----                         ---             --------

Carl Horowitz                76              President and Director

Irene Horowitz               76              Senior Vice President and Director

John M. Ryan                 44              Director, Executive Vice
                                              President, Corporate Research

Alice J. Horowitz            40              Director and Vice President of
                                              Polymer West Coast branch

Boris Jody                   80              Director

Anna Dichter                 86              Secretary, Treasurer

Terry J. Wolfgang            38              Director

Dr. Mohan Sanduja            64              Vice President, R & D
                                              Director

Clare Chamow                 65              Vice President, Office Management

Harriet Finger               57              Controller

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

Harriet Finger joined the Company in 1999 as a bookkeeper. She was later made controller and devotes full time to overseeing the day to day finances of the Company.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

The following table sets forth the compensation paid during the years ended December 31, 1999, 1998 and 1997 to the chief executive officer and those three executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE



                                                                                              LONG TERM COMPENSATION
                                                                                              ----------------------

                           ANNUAL COMPENSATION                                       AWARDS         PAYOUTS
                        -----------------------------------------------------------------------------------------------------------
  (a)                   (b)             (c)            (d)             (e)               (f)      (g)         (h)        (I)
NAME                                                                OTHER          RESTRICTED
AND                                                                ANNUAL          STOCK                      LTIP        ALL OTHER
PRINCIPAL                                                          COMPEN-         AWARDS       OPTIONAL     PAYOUTS      COMPEN-
POSITION               YEAR      SALARY ($)         BONUS($)       SATION($)      (#)           SAR'S(#)      ($)         SATION($)
                                                                     (1)

CARL HOROWITZ          1999    $   174,414          $  -0-      $    12,812       50,000         -0-       $  -0-        $   -0-
CEO, PRESIDENT         1998        170,000             -0-           13,233         -0-          -0-          -0-            -0-
                       1997        160,000           25,000          13,236         -0-          -0-          -0-         12,985

IRENE HOROWITZ         1999        164,873             -0-             -0-        50,000         -0-          -0-            -0-
SENIOR VICE            1998        180,703             -0-             -0-          -0-          -0-          -0-            -0-
PRESIDENT              1997        158,349           10,000            -0-          -0-          -0-          -0-         12,985

JOHN M. RYAN           1999        272,486             -0-             -0-        20,000         -0-
EXECUTIVE VICE         1998        276,984           12,324            -0-          -0-          -0-          -0-            -0-
PRESIDENT              1997        241,167             -0-             -0-        20,000         -0-          -0-          3,359

MOHAN SANDUJA          1999        126,897             -0-             -0-          -0-          -0-          -0-            -0-
VICE PRESIDENT         1998        125,367            1,500            -0-          -0-          -0-          -0-            -0-
RESEARCH AND           1997        117,780            1,624            -0-          -0-          -0-          -0-          9,905
DEVELOMENT

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

Effective January 1, 1990, the Company adopted a qualified noncontributory profit sharing plan. Eligible employees must meet two requirements to become participants; attainment of age 21 and completion of one year of service with the Company. Employer contributions, if any, are determined at the Board of Directors' discretion. A percentage of the benefits vest after three years of qualifying service. The Company elected not to make any contributions for 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
                 MANAGEMENT
                 ----------

The following table sets forth certain information, as of March 21, 2000, with respect to each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, each executive officer named on the Summary Compensation table, and by all officers and directors as a group:

                                                      AMOUNT
                                                      ------
                       NAME AND ADDRESS OF         BENEFICIALLY      PERCENTAGE
                      -------------------         ------------       ----------
TITLE OF CLASS        BENEFICIAL OWNER                OWNED            OF CLASS
--------------        -------------------            -----            --------

Common stock         Carl Horowitz                    467,914           25.8%
$.01 par value       2719 Whitman Drive
                     Brooklyn, NY  11234

                     Irene  Horowitz                  120,811             6.7%
                     2719 Whitman Drive
                     Brooklyn, NY  11234

                     John M. Ryan                      49,184             2.7%
                     3035 Lonni Lane
                     Merrick, N.Y.  11566

                     Alice J. Horowitz                 21,517             1.2%
                     3046 West Tonopah Drive
                     Phoenix, Arizona  85027

                     Boris Jody                            -0-             -0-%
                     4301 N. Ocean Blvd.
                     Boca Raton, Fl.

                     Anna Dichter                       1,800              .1%
                     1757 E. 54th Street
                     Brooklyn, N.Y.

                     Terry J. Wolfgang                  3,700              .2%
                     440 West End Avenue
                     New York, N.Y.  10750

                     Dr. Mohan Sanduja                  1,000              .1%
                     144-90 91st Avenue
                     Flushing, N.Y.

                     Clare Chamow                         400             -0-%
                     5613 Fillmore Avenue
                     Brooklyn, N.Y. 11234

                     Harriet Finger                       420             -0-%
                     3310 Nostrand Avenue
                     Brooklyn, N.Y. 11229

                     All executive officers and
                     Directors as a group (10
                      in number)                      666,746            36.8%

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

        (27)    Financial Data Schedule

                             POLYMER RESEARCH CORP.
                                   OF AMERICA

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998




                        POLYMER RESEARCH CORP. OF AMERICA


                                    CONTENTS

                                                                     Page
                                                                     ----

Independent Auditors' Report                                          F-1
----------------------------

Financial Statements
--------------------

Balance Sheets at December 31, 1999 and 1998                          F-2 -  F-3

Statements of Operations for the Years Ended
December 31, 1999, 1998 and 1997                                      F-4

Statements of Comprehensive Income for the Years
Ended December 31, 1999, 1998 and 1997                                F-5

Statements of Stockholders' Equity for the Years Ended
December 31, 1999, 1998 and 1997                                      F-6

Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997                                      F-7 - F-8

Notes to Financial Statements                                         F-9 - F-22

Financial Statement Schedules
-----------------------------

For the Years Ended December 31, 1999, 1998 and 1997:

         Report of Independent Certified Public
         Accountants on Financial Statement Schedules                 F-23

VIII     Valuation and Qualifying Accounts and Reserves               F-24

   X     Supplementary Income Statement Information                   F-25

  XI     Property, Equipment and Accumulated Depreciation             F-26

         All other schedules have been omitted because the required information is included in the financial statements or the notes thereto or because they are not required.

                  [LETTERHEAD OF CASTELLANO, KORENBERG & CO.]


                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors
Polymer Research Corp. of America
Brooklyn, New York


We have audited the accompanying balance sheets of Polymer Research Corp. of America at December 31, 1999 and 1998, and the related statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polymer Research Corp. of America at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.




                                      /s/ CASTELLANO, KORENBERG & CO. CPAs, P.C.
Hicksville, New York
February 16, 2000

                                 BALANCE SHEETS
                                 --------------

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                               ASSETS
                                                               ------

                                                                       1999            1998
                                                                       ----            ----
CURRENT ASSETS:
    Cash and cash equivalents                                       $1,156,778      $   823,238
    Certificates of deposit                                            235,246        1,137,321
    Investment securities available
     for sale                                                          292,396          412,341

    Accounts receivable, less allowance for
     doubtful accounts of $-0- for 1999 and 1998                       306,429          245,669
    Inventories                                                        116,028          103,130
    Deferred tax charge                                                127,500           39,000
    Prepaid income taxes                                               188,578              -0-
    Prepaid expenses and other current assets                           37,605           13,178
                                                                   -----------      -----------

         Total Current Assets                                        2,460,560        2,773,877
                                                                   -----------      -----------

PROPERTY AND EQUIPMENT                                               2,740,195        2,814,511
                                                                   -----------      -----------

OTHER ASSETS:
    Deferred financing costs, less accumulated
     amortization of $3,819 for 1999 and $3,456 for 1998                10,723           11,087
    Security deposits                                                    1,195            1,195
                                                                   -----------     ------------

                                                                        11,918           12,282
                                                                   -----------     ------------


                                                                    $5,212,673       $5,600,670
                                                                   ===========      ===========

   See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                   1999              1998
                                                                                   ----              ----
CURRENT LIABILITIES:
    Current maturities of mortgage payable                                      $   967,082      $     34,688
    Current maturities of long-term debt                                              6,960               -0-
    Accounts payable                                                                 81,696            74,288
     Deferred revenue                                                               206,332           496,650
     Income taxes payable                                                               -0-            89,431
     Accrued expenses and other current liabilities                                 272,364           235,685
                                                                               ------------      ------------

         Total Current Liabilities                                                1,534,434           930,742
                                                                                -----------       ------------

LONG-TERM LIABILITIES:
    Current portion of mortgage payable refinanced
     with long-term debt                                                            450,000                -0-
    Mortgage payable, less current maturities                                           -0-          1,417,082
    Long-term debt, less current maturities                                             609                -0-
                                                                                -----------       ------------

         Total Long-Term Liabilities                                                450,609          1,417,082
                                                                                -----------        -----------

STOCKHOLDERS' EQUITY:
    Common stock - $.01 par value; 4,000,000
     shares authorized; 1,825,784 and 1,685,784
     shares issued at December 31, 1999 and
     1998, respectively                                                              18,257            16,857
    Capital in excess of par value                                                3,399,728         3,120,685
    (Accumulated deficit) retained earnings                                        (158,466)          167,259
    Accumulated other comprehensive (loss) income                                   (24,389)            4,782
                                                                                ------------      -----------
                                                                                  3,235,130          3,309,583
    Less:  Treasury stock, at cost -
           12,140 and 91,837 shares in 1999 and 1998,
           respectively                                                              7,500            56,737
                                                                                -----------       -----------

         Total Stockholders' Equity                                               3,227,630         3,252,846
                                                                                -----------       -----------

                                                                                 $5,212,673        $5,600,670
                                                                                ===========       ===========

   See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   1999          1998             1997
                                                   ----          ----             ----
NET REVENUES:
         Research                             $ 3,814,145    $ 4,554,400     $ 4,214,293
         Production                             1,022,012      1,092,789       1,233,979
                                              -----------    -----------     -----------
                                                4,836,157      5,647,189       5,448,272
                                              -----------    -----------     -----------
COST OF REVENUES:
         Research                               1,090,261      1,048,560       1,001,818
         Production                               573,862        789,915       1,018,505
                                              -----------    -----------     -----------
                                                1,664,123      1,838,475       2,020,323
                                              -----------    -----------     -----------

GROSS PROFIT                                    3,172,034      3,808,714       3,427,949

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                       3,303,995      3,310,032       2,902,474
                                              -----------    -----------     -----------

(LOSS) INCOME FROM OPERATIONS                    (131,961)       498,682         525,475
                                              -----------    -----------     -----------

OTHER INCOME (EXPENSE):
         Interest income                           85,652         92,687          65,886
         Interest expense                        (152,321)      (154,241)       (157,320)
         Realized (loss) gain on investment
          in marketable securities                 (1,088)         7,037           1,604
                                              -----------    -----------     -----------

                  Total Other Expense             (67,757)       (54,517)        (89,830)
                                              -----------    -----------     -----------

(LOSS) INCOME BEFORE (BENEFIT FROM)
 PROVISION FOR INCOME TAXES                      (199,718)       444,165         435,645

(BENEFIT FROM) PROVISION FOR INCOME
 TAXES                                            (63,673)       201,845         229,066
                                              -----------    -----------     -----------

NET (LOSS) INCOME                             $  (136,045)   $   242,320     $   206,579
                                              ===========    ===========     ===========

BASIC (LOSS) EARNINGS PER SHARE               $      (.08)   $       .15*    $       .13**
                                              ===========    ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                    1,774,904      1,665,965*      1,637,912**
                                              ===========    ===========     ===========

 *  Restated for 1999 5% stock dividend.
** Restated for 1999 5% stock dividend and 1998 5% stock dividend.

       See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP OF AMERICA
                   STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
             FOR THE YEARS ENEDED DECEMBER 31, 1999, 1998 AND 1997

                                                       1999           1998           1997
                                                       ----           ----           ----

NET (LOSS) INCOME                                 $ (136,045)     $ 242,320       $ 206,579
                                                  -----------     ---------       ---------

OTHER COMPREHENSIVE (LOSS)
 INCOME, NET OF TAX:
  Unrealized (loss) gain during the period           (55,359)        10,543           9,122
  Reclassification adjustment for losses (gains),
  included in net income                               1,088         (3,525)            759
                                                  -----------     ---------       ---------

    Other Comprehensive (Loss) Income,
    Before Tax                                       (54,271)         7,018           9,881

  Deferred Tax Benefit                               (25,100)           -0-             -0-
                                                  -----------     ---------       ---------

OTHER COMPREHENSIVE (LOSS)
 INCOME, NET OF TAX:                                 (29,171)         7,018           9,881
                                                  -----------     ---------       ---------

COMPREHENSIVE (LOSS) INCOME                       $ (165,216)     $ 249,338       $ 216,460
                                                  ===========     =========       =========


See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                       Common Stock, $.01                                     Accumulated
                                      Par Value                                                   Other
                                     4,000,000 Shares Authorized     Capital                  Comprehensive Treasury Stock - At Cost
                                     ----------------------------    in Excess     Retained       (Loss)    ------------------------
                                         Shares Issued     Amount    of Par        Earnings       Income      Shares      Amount
                                         -------------     ------   ---------     -----------      --------    ------      -------
Balance, December 31, 1996                1,489,657   $   14,896   $2,632,037   $  103,654    $    (12,117)    91,837   $   (56,737)

Net Income                                      -0-          -0-          -0-      206,579             -0-       -0-           -0-

Stock Bonus Issued                           20,000          200       19,800          -0-             -0-       -0-           -0-

Stock Dividend                               70,891          709      198,495     (199,204)            -0-       -0-           -0-

Other Comprehensive Income, Net of Tax          -0-          -0-          -0-          -0-           9,881       -0-           -0-
                                                      ----------   ----------   ----------    ------------    -------   -----------

Balance, December 31, 1997                1,580,548       15,805    2,850,332      111,029          (2,236)    91,837       (56,737)
                                         ----------   ----------   ----------   ----------    ------------    -------   -----------

Net Income                                      -0-          -0-          -0-      242,320             -0-       -0-            -0-

Stock Bonus Issued                           30,800          308       85,007          -0-             -0-       -0-            -0-

Stock Dividend                               74,436          744      185,346     (186,090)            -0-       -0-            -0-

Other Comprehensive Income, Net of Tax          -0-          -0-          -0-          -0-           7,018       -0-            -0-
                                         ----------   ----------   ----------   ----------    ------------    -------   -----------

Balance, December 31, 1998                1,685,784       16,857    3,120,685      167,259           4,782     91,837       (56,737)
                                         ----------   ----------   ----------   ----------    ------------    -------   -----------

Net Loss                                        -0-          -0-          -0-     (136,045)             -0-        -0-       -0-

Stock Bonus Issued                          140,000        1,400      138,600          -0-              -0-        -0-       -0-

Stock Dividend                                  -0-          -0-      140,443     (189,680)             -0-      (79,697)    49,237

Other Comprehensive Loss, Net of Tax            -0-          -0-          -0-          -0-         (29,171)        -0-       -0-
                                         ----------   ----------   ----------   ----------    ------------    -------   -----------
Balance, December 31, 1999               $1,825,784   $   18,257   $3,399,728   $ (158,466)   $    (24,389)    12,140   $    (7,500)
                                         ==========   ==========   ==========   ==========    ============    =======   ===========

   See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        1999            1998            1997
                                                        ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                        $ 4,484,959    $ 5,779,942    $ 5,255,070
 Interest received                                        85,652         92,687         65,886
                                                     -----------    -----------    -----------
     Cash Provided By Operating Activities             4,570,611      5,872,629      5,320,956
                                                     -----------    -----------    -----------

 Cash paid for merchandise                            (1,615,653)    (1,790,321)    (1,961,416)
 Cash paid to suppliers and employees                 (3,255,865)    (3,298,625)    (2,899,200)
 Interest paid                                          (152,321)      (154,241)      (157,320)
 Income taxes paid                                      (139,350)      (207,514)        (5,966)
                                                     -----------    -----------    -----------
     Cash Disbursed For Operating Activities          (5,163,189)    (5,450,701)    (5,023,902)
                                                     -----------    -----------    -----------

                  NET CASH (USED IN) PROVIDED BY
              OPERATING ACTIVITIES                      (592,578)       421,928        297,054
                                                     -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturity of certificates of deposit       932,000            -0-        399,030
 Proceeds from sale of marketable securities             276,108         95,610        551,452
                                                     -----------    -----------    -----------
     Cash Provided By Investing Activities             1,208,108         95,610        950,482
                                                     -----------    -----------    -----------

 Purchase of certificates of deposit                         -0-       (553,223)      (428,790)
 Purchase of marketable securities                      (241,447)       (10,956)      (549,624)
 Purchase of property and equipment                          -0-        (37,095)       (11,865)
                                                     -----------    -----------    -----------
     Cash Disbursed For Investing Activities            (241,447)      (601,274)      (990,279)
                                                     -----------    -----------    -----------

              NET CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                       966,661       (505,664)       (39,797)
                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on mortgage payable                  (34,688)       (31,244)       (28,209)
 Principal payments on long-term borrowings               (5,855)           -0-            -0-
                                                     -----------    -----------    -----------

              NET CASH USED IN FINANCING
              ACTIVITIES                                 (40,543)       (31,244)       (28,209)
                                                     -----------    -----------    -----------

              NET INCREASE (DECREASE) IN CASH            333,540       (114,980)       229,048

              CASH, BEGINNING OF YEAR                    823,238        938,218        709,170
                                                     -----------    -----------    -----------

              CASH, END OF YEAR                      $ 1,156,778    $   823,238    $   938,218
                                                     ===========    ===========    ===========



   See independent auditors' report and notes to financial statements.


                                                      POLYMER RESEARCH CORP. OF AMERICA
                                                          STATEMENTS OF CASH FLOWS
                                            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                       1999               1998                1997
                                                                                       ----               ----                ----
    RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
     (USED IN) PROVIDED BY OPERATING ACTIVITIES:

    NET (LOSS) INCOME                                                               $  (136,045)       $  242,320       $  206,579
                                                                                    -----------        ----------       ----------


    ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

       Bonus paid through issuance of stock                                             140,000            85,315           20,000
       Depreciation and amortization                                                     88,103            86,363           88,327
       Bad debt expense                                                                     120             3,605            6,375
       Realized (gain) loss on investment
        in marketable securities                                                          1,088            (7,037)          (1,604)

    Changes in assets (increase) decrease:
       Accounts receivable                                                              (60,880)         (111,447)         (52,352)
       Inventories                                                                      (12,898)           (3,476)         (13,832)
       Deferred tax charge                                                              (63,400)          (39,000)             -0-
       Prepaid income taxes                                                            (188,578)              -0-          167,000
       Prepaid expenses and other current assets                                        (24,427)            4,326           10,582
       Security deposits                                                                    -0-            (1,195)             -0-

    Changes in liabilities increase (decrease):
       Accounts payable                                                                   7,408            (1,260)          18,641
       Deferred revenue                                                                (290,318)          244,200         (140,850)
       Income taxes payable                                                             (89,431)           33,331           56,100
       Accrued expenses and other current liabilities                                    36,680          (114,117)         (67,912)
                                                                                     ----------       -----------      -----------

                 Total Adjustments                                                     (456,533)          179,608           90,475
                                                                                     ----------       -----------      -----------

                      NET CASH (USED IN) PROVIDED BY
                      OPERATING ACTIVITIES                                           $ (592,578)       $  421,928       $  297,054
                                                                                     ==========        ==========       ==========

    SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

             Stock dividend paid                                                     $  189,680        $  186,090       $  199,204
                                                                                     ==========        ==========       ==========
             Other comprehensive (loss) income, net of tax                           $  (29,171)       $    7,018       $    9,881
                                                                                     ==========        ==========       ==========
             Equipment acquired under long-term financing                            $   13,424        $      -0-       $      -0-
                                                                                     ==========        ==========       ==========
             Stock bonus paid                                                        $  140,000        $   85,315       $   20,000
                                                                                     ==========        ==========       ==========

       See independent auditors' report and notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 1 -        Summary of Significant Accounting Policies

                Business Activity

                Polymer Research Corp. of America ("the Company") is predominately engaged in the research and development of the
                applications   of  chemical   grafting  for  both  domestic  and
                international companies. The Company also produces and sells products arising from research activities and textile printing inks. Revenue from research and production is derived from various customers throughout the United States and worldwide.

                Credit Risk

                Financial instruments that potentially subject the Company to credit risk include investments in United States Treasury bills, notes and other certificates of deposit, government agencies' securities and U.S. Government and New York State mutual bond funds. Future changes in economic conditions may make the investments less valuable.

                In addition,  financial instruments that potentially subject the
                Company  to  credit  risk  also  include  accounts   receivable.
                Accounts receivable are not collateralized.

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

                Inventories

                Inventories, which consists of raw materials and finished goods are valued at the lower of cost or market, with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value.

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

                At December 31, 1999 and 1998, the investment securities portfolio is comprised of securities classified as available for sale, in conjunction with FASB 115, resulting in investment securities available for sale being carried at market value.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 2 -        Investment Securities (cont'd).


                The  amortized  cost and fair  values of  investment  securities available for sale at December 31, 1999 are:
                                                                       Gross           Gross
                                                       Amortized      Unrealized       Unrealized        Fair
                                                       Cost             Gains           Losses           Value
                                                       ----             -----           ------           -----
                U.S. Treasury securities             $  35,131    $          -0-    $  (1,056)     $    34,075
                Obligations of other U.S.
                 government agencies                   207,952               -0-       (8,223)         199,729
                 Other  securities                      97,110               -0-      (38,518)          58,592
                                                     ---------    --------------    -----------    ------------

                                                     $ 340,193    $         -0-    $  (47,797)      $  292,396
                                                     =========    =============    ==========       ==========

                The  amortized  cost and fair  values of  investment  securities available for sale at December 31, 1998 are:
                                                                        Gross            Gross
                                                       Amortized      Unrealized       Unrealized        Fair
                                                       Cost             Gains           Losses           Value
                                                       ----             -----           ------           -----
                U.S. Treasury securities            $   99,418      $   17,006     $  (20,184)     $    96,240
                Obligations of other U.S.
                 government agencies                   196,102           3,400           (287)         199,215
                 Other  securities                     120,835             -0-         (3,949)         116,886
                                                    ----------    --------------    ------------    ----------

                                                     $ 416,355      $   20,406     $  (24,420)       $ 412,341
                                                     =========      ==========     ==========        =========

                The amortized cost and fair values of investment securities available for sale December 31, 1999 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      Securities Available
                                                                                           For Sale
                                                                                ------------------------------
                                                                                 Amortized         Fair
                                                                                  Cost             Value
                                                                                  ----             -----
                Due in one year or less                                         $      -0-        $      -0-
                Due after one year but less
                 than five years                                                     8,182             7,872
                Due after five years but
                 less than ten years                                                14,689            14,299
                Due after ten years                                                 12,260            11,904
                                                                                ----------        ----------
                                                                                    35,131            34,075

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 2 -        Investment Securities (cont'd).
                                                                                 Amortized         Fair
                                                                                  Cost             Value
                                                                                  ----             -----

                Mortgage-backed securities                                         207,952           199,729
                Other securities                                                    97,110            58,592
                                                                                ----------        ----------

                                                                                $  340,193        $  292,396
                                                                                ==========        ==========

                Proceeds from sales and maturities of investment securities available for sale during 1999 and 1998 were $276,108 and $95,610, respectively.

Note 3 -        Inventories

                Inventories at December 31, 1999 and 1998 are as follows:

                                                                                  1999              1998
                                                                                  ----              ----

                Raw materials                                                   $   107,883      $    92,254
                Finished goods                                                        8,145           10,876
                                                                                -----------      -----------

                                                                                $   116,028      $   103,130
                                                                                ===========      ===========

Note 4 -        Property and Equipment

                Property and equipment is summarized as follows:
                                                                                    1999              1998
                                                                                    ----              ----

                Land                                                            $   450,000      $   450,000
                Land improvements                                                    80,211           80,211
                Building                                                          2,550,000        2,550,000
                Building improvements                                               289,505          289,505
                Machinery and equipment                                             238,904          225,480
                Furniture and fixtures                                              108,965          108,965
                Office equipment                                                     45,527           45,527
                                                                                -----------     ------------
                                                                                  3,763,112        3,749,688
                Less:  Accumulated depreciation
                           and amortization                                       1,022,917          935,177
                                                                                -----------     ------------

                                                                                $ 2,740,195       $2,814,511
                                                                                ===========       ==========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 4 -        Property and Equipment (cont'd).

                Depreciation and amortization expense related to property and equipment amounted to $87,740, $86,000 and $87,963 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 5 -        Mortgage Payable

                On August 20, 1996, the Company renegotiated the existing mortgage on its building. The terms of the agreement required the Company to make an $800,000 principal installment and pay a re-negotiation fee of $45,000. The remaining balance of the mortgage is being paid pursuant to a 25-year amortization in monthly installments of $15,457 including principal and interest at the rate of 10.50% per annum. The entire unpaid principal balance at the end of the mortgage term, anticipated to be $1,398,330, is due in a balloon payment on June 1, 2000 (see
                Note 17).

                The mortgage is secured by a lien on the building. The principal balances payable on the mortgage amounted to $1,417,082 and $1,451,770 of which $1,417,082 and $34,688 represent current maturities of the mortgage at December 31, 1999 and 1998, respectively.

                Aggregate maturities of the mortgage note payable are as follows:

                Year Ending December 31:
                ------------------------
                          2000                                                                      $1,417,082
                                                                                                    ==========

Note 6 -        Long - Term Debt


                Long - term debt at December 31, 1999 is summarized as follows:

                Installment loan payable -
                in equal monthly installments
                of $613 including interest at 9%
                per annum through January, 2001,
                secured by related equipment.                                                      $    7,972

                Less: Unamortized discount                                                                 403
                                                                                                  ------------
                                                                                                         7,569
                Less: Current maturities                                                                 6,960
                                                                                                   -----------
                                                                                                   $       609
                                                                                                   ===========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 6 -        Long - Term Debt (cont'd).


                Aggregate maturities of long-term are as follows:

                Years Ending December 31:
                -------------------------
                         2000                                                                            6,960
                         2001                                                                      $       609
                                                                                                   -----------

                                                                                                   $     7,569
                                                                                                   ===========

Note 7 -        Deferred Revenue

                At December 31, 1999 and 1998 the Company had received research contract payments not yet earned aggregating $206,332 and $496,650, respectively.

Note 8 -        Contingencies

                At December 31, 1999, the Company is a defendant in various lawsuits which arose in the ordinary course of business. At
                December 31, 1999, the Company has provided a reserve of $162,500, included in current liabilities, as a provision for legal expenses and potential unfavorable rulings in certain of these cases. It is management's opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company's financial position.

Note 9 -        Commitments

                On July 26, 1994 the Company entered into retirement agreements with 2 key executives. The agreements set a compensation rate of 60% of the average 5 preceding years' annual compensation, payable for the remainder of the executive's life. The Company is also responsible to maintain the executives medical insurance.

                On October 23, 1998 the Company extended its employment contract with its President which expires on May 16, 2003. The contract provides for a current minimum annual salary of $180,000 for 1999 and annual increases of $10,000 throughout its duration.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 9 -        Commitments (cont'd).

                In addition, the Company has entered into various noncancellable operating leases requiring future minimum rentals as follows:

                Years Ending December 31:
                -------------------------
                        2000                                     $     42,130
                        2001                                           23,995
                        2002                                           16,419
                        2003                                           13,682
                                                                 ------------
                                                                 $     96,226

                Lease expenses charged to operations for the years ended December 31, 1999 and 1998 amounted to $43,997 and $41,978, respectively.

                During 1998, the Company entered into a lease for an office facility in Phoenix, Arizona under a noncancellable operating lease requiring future minimum rental as follows:

                Year Ending December 31:
                        2000                                      $     7,026
                                                                  ===========

                In addition, the lease provides for escalation clauses for increases in real estate taxes and building maintenance.

                Rent expense charged to operations for the years ended December 31, 1999 and 1998 amounted to $10,832 and $7,975, respectively.

Note 10 -       Stock Dividends

                On February 11, 1999, the Company declared a 5% stock dividend to stockholders of record at March 19, 1999, paid April 2, 1999. The transaction was valued based upon the closing market price of the Company's stock on February 10, 1999, which was $2.38 per share. Retained earnings was charged for $189,680 as a result of the issuance of 79,697 treasury shares.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 10 -       Stock Dividends (cont'd).

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

                Per share data were retroactively restated for the effects of the 1999, 1998 and 1997 stock dividends.

Note 11 -       Shareholders Rights Plan

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

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 12 -       Stock Bonuses

                On April 12, 1999, the Company paid certain officers a bonus by issuing them 140,000 restricted shares of the Company's stock. The shares have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The Company valued the shares issued at $1.00 per share aggregating $140,000.

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

                On April 1, 1997, prior to the 1997 5% stock dividend record date, the Company paid an Executive Vice President a bonus by issuing to him 20,000 restricted shares of the Company's stock. The shares have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The Company valued the shares issued at $1.00 per share aggregating $20,000.

Note 13 -       (Benefit From) Provision For Income Taxes

                The (benefit from) provision for income taxes is summarized as follows:

                                     1999           1998        1997
                                     ----           ----        ----
                Current:
                 Federal           $ (24,159)   $ 154,381    $ 135,754
                 State and local      23,886       86,464       93,312
                                   ---------    ---------    ---------
                                        (273)     240,845      229,066
                                   ---------    ---------    ---------
                Deferred:
                 Federal             (39,400)     (23,900)         -0-
                 State and local     (24,000)     (15,100)         -0-
                                   ---------    ---------    ---------
                                     (63,400)     (39,000)         -0-
                                   ---------    ---------    ---------
                                   $ (63,673)   $ 201,845    $ 229,066
                                   =========    =========    =========

                The reconciliation between the maximum effective income tax rates with federal statutory tax rates for the year ended December 31, 1999 and the rates reflected in the accompanying financial statements is as follows:

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 13 -         (Benefit From) Provision For Income Taxes (cont'd).

                  Income tax benefit at U.S. statutory rates      $    (67,904)

                  (Decrease) increase in federal income
                   tax expense resulting from:
                  Federal tax arising from non-deductible
                   financial statement expenses                        13,566
                  Future federal tax benefit from unrealized
                   loss on marketable securities                       (25,100)
                  Benefit from deduction for state
                   and local taxes                                      (8,121)
                  State and local taxes                                 23,886
                                                                  -------------

                  Benefit from Income Taxes                       $    (63,673)
                                                                  =============

Note 14 -         Industry Segments

                The Company's operations are classified into the following two industry segments:

                Research-       Providing  laboratory research services in the
                                area of polymer chemistry.

                Production -    Manufacture  and sale of products  arising
                                from research activities and the sale of textile printing inks and accessories.

                Information on industry segments for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                     1999                  1998                1997
                                                                     ----                  ----                ----
NET REVENUES:
         Research                                                   $3,814,145            $4,554,400          $4,214,293
         Production                                                  1,022,012             1,092,789           1,233,979
                                                                   -----------           -----------         -----------

                  Total Net Revenues                                $4,836,157            $5,647,189          $5,448,272
                                                                    ==========            ==========          ==========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 14 -     Industry Segments (cont'd).

                                                                     1999                  1998               1997
                                                                     ----                  ----               ----
GROSS PROFIT:
         Research                                                  $2,723,884            $3,505,840          $3,212,475
         Production                                                   448,150               302,874             215,474
                                                                  -----------           ------------        ------------
                  Total Gross Profit                                3,172,034             3,808,714           3,427,949

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                            3,303,995            3,310,032           2,902,474
                                                                   -----------          -----------          ------------


(LOSS) INCOME FROM OPERATIONS                                      $ (131,961)           $   498,682        $    525,475
                                                                  ===========            ===========        ============

CAPITAL EXPENDITURES:
         Research                                                  $   5,571             $     8,901        $       -0-
         Production                                                    2,685                   4,289                 -0-
         Corporate                                                     5,168                  23,905              11,865
                                                                  ----------             -----------       -------------
                  Total                                           $   13,424             $    37,095        $     11,865
                                                                  ==========             ===========        ============

DEPRECIATION AND AMORTIZATION:
         Research                                                 $   36,412             $    35,690        $     36,505
         Production                                                   17,548                  17,200              17,593
         Corporate                                                    33,780                  33,110              33,865
                                                                  ----------             -----------       -------------
                  Total                                           $   87,740             $    86,000        $     87,963
                                                                  ==========             ===========        ============

IDENTIFIABLE ASSETS:
        Research                                                  $1,225,237             $ 1,145,853          $1,262,411
        Production                                                   849,921                 901,017             718,512
        Corporate                                                  3,137,515               3,553,800           3,154,184
                  Total                                           $5,212,673             $ 5,600,670          $5,135,107
                                                                  ==========             ===========          ==========


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

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 15 -        Accrued Expenses and Other Current Liabilities

                Accrued expenses and other current liabilities are summarized as follows:

                                                         1999          1998
                                                         ----          ----

                 Accrued provision for legal
                  proceedings                          $  162,500    $  100,000
                 Accrued vacation                          27,689        23,435
                 Accrued professional fees                36,000         35,000
                 Other items (none in excess
                  of 5% of total current liabilities)      46,175        77,250
                                                       ----------   -----------

                                                       $  272,364    $  235,685
                                                       ==========    ==========

Note 16 -        Profit Sharing Plan

                 Profit sharing expense under the Company's noncontributory profit sharing plan charged to operations amounted to $-0- for the years ended December 31, 1999 and 1998 and $100,000 for the year ended December 31, 1997.

Note 17 -        Subsequent Event

                 On March 20, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company intends to utilize the facility in connection with the balloon mortgage payment due June 1, 2000. The five year term loan will be repaid in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to deliver to the lender collateral of $125,000 upon funding of the term loan. Simultaneously, the bank extended a $250,000 line of credit facility to the Company.

To The Stockholders
Polymer Research Corp. of America
Brooklyn, New York


Our report on our audits of the basic financial statements of Polymer Research Corp. of America for 1999, 1998 and 1997, appears on page F-1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.






                                       CASTELLANO, KORENBERG & CO., CPAs, P.C.



Hicksville, New York
February 16, 2000

                       POLYMER RESEARCH CORP. OF AMERICA
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A                               Column B               Column C          Column D        Column E
--------                               --------        -----------------------  --------        ---------
                                                             Additions
                                                       ----------------------
                                       Balance at      Charged to    Charged
                                       Beginning       Costs and     to Other                    Balance
                                        Of Year        Expenses      Accounts    Deductions      End of Year
                                        -------        --------      --------    ----------      -----------
Allowance for Doubtful Accounts:
--------------------------------

Year ended December 31, 1999          $    -0-        $    120       $    -0-     $   120        $    -0-
                                      --------        --------       --------     --------       --------
Year ended December 31, 1998          $    -0-        $  3,605       $  3,605     $    -0-       $    -0-
                                      --------        --------       --------     --------       --------
Year ended December 31, 1997          $    -0-        $  6,375       $  6,375     $    -0-       $    -0-
                                      --------        --------       --------     --------       --------

Reserve for Sales Credits:
--------------------------

Year ended December 31, 1999          $    -0-        $    -0-       $    -0-     $    -0-       $    -0-
                                      --------        --------       --------     --------       --------
Year ended December 31, 1998          $    -0-        $    -0-       $    -0-     $    -0-       $    -0-
                                      --------        --------       --------     --------       --------
Year ended December 31, 1997          $    -0-        $    -0-       $    -0-     $    -0-       $    -0-
                                      --------        --------       --------     --------       --------

                        POLYMER RESEARCH CORP. OF AMERICA
                        SCHEDULE X - SUPPLEMENTARY INCOME
                              STATEMENT INFORMATION


                                                          Charged To Costs and Expenses
                                                          -----------------------------
                                                                  December 31,
                                                                  ------------

                                                    1999             1998              1997
                                                    ----             ----              ----


1. MAINTENANCE AND REPAIR                          $      *        $  61,832       $     *
                                                   ----------      ---------       ---------

2. DEPRECIATION                                    $  87,740        $  86,000       $  87,963
                                                   ---------        ---------       ---------

3. TAXES, OTHER THAN PAYROLL
    AND INCOME TAXES                                   *                *               *

4. ROYALTIES                                           *                *               *
5. ADVERTISING COSTS                                   *                *               *

Note:  * Less than 1% of revenue.


                        POLYMER RESEARCH CORP. OF AMERICA
         SCHEDULE XI - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1999



                                 Initial Cost to  Company                    Gross Amount At Which Carried
                                ----------------------------                     At Close of Period
                                                                            --------------------------------

                                           Land                            Land
                                          Building and                     Building and
Description               Encumbrances   Improvements      Equipment       Improvements     Equipment       Total
-----------               ------------   ------------      ---------       ------------     ---------     -----------
Land, Building and
 Improvements             $1,417,082      $3,369,716      $       -0-     $3,369,716        $     -0-     $3,369,716

Equipment                        -0-             -0-          393,396           -0-           393,396        393,396
                          ----------      ----------      -----------     ----------       -----------    ----------

                          $1,417,082      $3,369,716      $   393,396     $3,369,716        $ 393,396     $3,763,112
                          ==========      ==========      ===========     ==========       ===========    ==========


                                                                Life
                                                                On
                                                                Which
                                                                Depreciation
                                                                In Latest
                      Accumulated         Date                  Income Statement
Description           Depreciation        Acquired              is Computed
-----------

Land, Building and
 Improvements         $   682,397       June 4, 1990            20-40 Years

Equipment                340,520
                      -----------           Various              3-10 Years

                      $1,022,917
                      ==========