Form 10QSB
period 2000-03-31
POLYMER RESEARCH CORP OF AMERICA
filed 2000-05-11
CIK 79424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended March 31,2000
                 --------------

Commission file number 0-14119-NY
                       ----------

                        Polymer Research Corp. of America
                        ---------------------------------
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

   Yes  __X__       No____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       April 30, 2000                    1,813,644
--------------------------------------------------------------------------------

             POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                                            Page
                                                                          Number
                                                                          ------
Part I - FINANCIAL INFORMATION:
-------------------------------

           ITEM I - FINANCIAL STATEMENTS

           Balance Sheets:
           March 31, 2000 (Unaudited) and
              December 31, 1999                                            1

           Statements of Operations:
           Three months ended March 31, 2000
            and 1999 (Unaudited)                                           3

           Statements of Cash Flows:
           Three months ended March 31, 2000
            and 1999 (Unaudited)                                           4

           Notes to Financial Statements                                  5-8

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                        9-10


PART II - OTHER INFORMATION                                              11

PART I - FINANCIAL INFORMATION
------------------------------
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999
------------------------------------


                                            March 31,   December 31,
ASSETS                                         2000        1999
                                           ----------   -------
                                           (Unaudited)   (Note 1)
CURRENT ASSETS:
Cash and cash equivalents                $ 1,616,377   $ 1,156,778
Investment - certificates of deposit         169,059       235,246
Investment securities available
  for sale                                   285,979       292,396
Accounts receivable,less allowances
  of $0                                      145,601       306,429
Inventories                                  116,885       116,028
Deferred tax charge                          127,500       127,500
Prepaid income taxes                          88,359       188,578
Prepaid expenses and other                    51,036        37,605
                                           ---------     ---------
Total current assets                       2,600,796     2,460,560

Land, Property, and Equipment-net          2,715,197     2,740,195

Security deposits                              1,195         1,195
Deferred financing costs - net                10,360        10,723
                                           ---------     ---------
Total other assets                            11,555        11,918
                                           ---------     ---------
TOTAL                                    $ 5,327,548   $ 5,212,673
                                          ==========     =========



The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------1

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999
------------------------------------

                                             March 31,   December 31,
                                                2000        1999
                                             ---------    ------
                                            (Unaudited)   (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable bank                              50,000
Current portion of long-term debt         $     5,116     $   6,960
Current portion of mortgage payable           982,829       967,082
Accounts payable                               45,189        81,696
Accrued expenses and other
  current liabilities                         251,580       272,364
Deferred revenue                              205,000       206,332
                                              -------       -------
Total current liabilities                   1,539,714     1,534,434
                                            ---------     ---------
LONG-TERM DEBT  (NOTE 2)                      425,000       450,609
                                            ---------     ---------

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
  share, authorized 4,000,000 shares,
  issued 1,825,784 shares                      18,257        18,257
Capital in excess of par value              3,399,728     3,399,728
Accumulated deficit                           (23,262)     (158,466)
Accumulated other comprehensive
  loss                                        (24,389)      (24,389)
Less: Treasury stock, at cost
  12,140 respectively                          (7,500)       (7,500)
                                             --------      --------
Total Stockholders' Equity                  3,362,834     3,227,630
                                            ---------     ---------
TOTAL                                    $  5,327,548  $  5,212,673
                                            =========     =========











The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
---------------------------------
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
--------------------------------------------------------------------------------

                                       2000            1999
                                    ---------       -------


Net Revenues
  Research                        $ 1,291,764     $   942,500
  Production                          185,216         524,677
                                    ---------       ---------
  Total                             1,476,981       1,467,177
                                    ---------       ---------

Cost of Revenues
  Research                            254,243         266,027
  Production                          157,608         177,763
                                    ---------       ---------
  Total                               411,851         443,790
                                      -------         -------

Gross Profit on Revenues            1,065,130       1,023,387
                                    ---------       ---------

Selling, General, and
   Administrative  Expenses           807,572         758,646
                                      -------         -------

Income from operations                257,558         264,741
                                      -------         -------

Other revenues (Expenses):
  Investment income                    14,764          19,013
  Interest expense                    (37,118)        (38,036)
                                     --------        --------


Income before income taxes            235,204         245,718

Provision for income taxes            100,000         123,000
                                    ---------        --------

Net Income                        $   135,204      $  122,718
                                    =========        ========

Basic earnings per share          $      .07       $      .07
                                    =========        ========
Weighted average number of shares
 outstanding during the period      1,825,784       1,673,644
                                    =========       =========



The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------3

POLYMER RESEARCH CORP. OF AMERICA
---------------------------------
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
--------------------------------------------------------------------------------

OPERATIONS:                              2000        1999
                                       -------     ------


Net Income                          $  135,204   $ 122,718
Charge not affecting funds -
  Unrealized holding losses (gains)                     28
  Depreciation and amortization         24,999      24,999
                                     ---------    --------
Funds Provided by operations           160,203     147,745
                                       -------     -------
  Asset and liability management:
  Accounts receivable                  160,828      40,804
  Inventories                             (857)     15,074
  Other current assets                 (13,431)    (16,526)
  Accounts payable                     (36,507)    (21,152)
  Accrued expenses and other           (20,784)      4,703
  Income taxes payable                 100,219     (15,386)
  Deferred revenue                      (1,332)   (276,650)
  Total other assets                       363         232
                                     ---------    --------
Increase (Decrease) in net
     operating assets                  188,499    (268,901)
                                     ---------    --------
Total                                  348,702    (121,156)
                                       -------    --------

FUNDS USED BY
 FINANCING
Certificates of deposit                 66,187     (10,337)
Investment securities                    6,416      54,194
Proceeds of note payable                50,000
Payments on long term debt             (11,706)     (8,335)
                                     ---------    --------
Total                                  110,897      35,522
                                       -------      ------

INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                                      (1,457)
                                                  --------

INCREASE (DECREASE) IN CASH         $  459,599   $ (87,091)
                                     =========    ========




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

The results of operations for the three month period are not necessarily indicative of the results for an entire year.

The balance sheet at December 31, 1999 has been taken from the audited financial statements as of that date.

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

-------------------------------------------------------------5

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

Revenue Recognition

Revenue from research contracts is recognized upon two criteria: first, client approval of performance of a specific stage of the contract and, second, when collection of the resulting revenue is assured. Revenue from production is recognized when products are shipped for sale to customers.

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

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders' equity, whereas realized gains and losses flow through the Company's operations. -------------------------------------------------------------6

Property and Equipment

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


-------------------------------------------------------------7

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

NOTE 3 - Provision for Income Taxes  (First three months)
         --------------------------
                      2000                 1999
                     ------               -----
Federal           $  60,000             $ 73,500
State and local      40,000               49,500
                    -------              -------
Total             $ 100,000             $123,000
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

NOTE 5 -  Long Term Debt

On March 20, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company intends to utilize the facility in connection with the balloon mortgage payment due June 1, 2000. The five year term loan will be repaid in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to deliver to the lender collateral of $125,000 upon funding of the term loan. Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and is outstanding and due to the bank at March 31, 2000.





------------------------------------------------------------8

             POLYMER RESEARCH CORP. OF AMERICA

  ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment securities have increased collectively by $ 386,995 since December 31, 1999. The increase is due to the net income of the first quarter, receipt of $50,000 from the bank credit line, and reduction of accounts receivable.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1999, nor expected to be in 2000, significant sources of cash for use in operations.

The rate of current assets to current liabilities increased to 1.71 to 1.0 at March 31, 2000 as compared to 1.60 to 1.0 at December 31, 1999. The increase is the result of net income for the quarter.

On March 20, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company intends to utilize the facility in connection with the balloon mortgage payment due June 1, 2000. The five year term loan will be repaid in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to deliver to the lender collateral of $125,000 upon funding of the term loan. Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and is outstanding and due to the bank at March 31, 2000.

Based on the above, the Company's cash, investment, and investment securities position at March 31, 2000 is deemed sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately eight months selling, general, and administrative expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

B.  RESULTS OF OPERATIONS

Three months ended March 31, 2000 v. 1999

Net revenues for the first quarter of 2000 were $ 1,476,981, -------------------------------------------------------------9
an increase of $ 9,804 (1%) compared with the first quarter of 1999. Research sales increased $ 349,264 (37%) in the first quarter of 2000 compared to 1999. The increase is related to a deferral of demand from the Company's customers for its research services from the fourth quarter of 1999 to the first quarter of 2000. Product sales decreased $339,461 (65%) compared to the first quarter of 1999. Several product sales contracts signed in the first quarter are of a longer term nature which has delayed shipping to the second quarter.

The cost of revenues in research decreased from 28% in the first quarter of 1999 to 20% in the same quarter of 2000 due to the substantial increase in revenue using the same staff. Costs of product sales increased from 33% in the first quarter of 1999 to 85% in the same quarter of 2000 principally as a result of sharply decreased sales.

Selling, general, and administrative expenses increased as a percentage of sales from 52% in the first quarter of 1999 to 55% in the same quarter of 2000 principally as a result of increased salaries.

Net income increased from $ 122,718 (8% of sales) in 1999 to $135,201 (9 % of sales) in 2000, principally as the result of increased research revenues.





------------------------------------------------------------10

PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

The Company is party to various lawsuits arising in the ordinary course of business. The Company's financial statements include reserves of $112,500 for legal expenses and any unfavorable outcomes in amounts management believes to be reasonable. In the opinion of management, such lawsuits should not have a material adverse effect on the Company's financial condition.

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

         None

ITEM 5 - Other Information: None

ITEM 6 - Exhibits and Reports on Form 8-k:

 10.10 Term Loan and Revolving Credit Facility Documents dated March 20, 2000 between the Registrant and Dime Savings Bank



------------------------------------------------------------11

                                    FORM 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      POLYMER RESEARCH CORP. OF AMERICA,
                      ---------------------------------
                                (REGISTRANT)


Date: May 10,2000               /s/Carl Horowitz
      -----------            -----------------------------------
                               Carl Horowitz, President and Chief
                               Accounting Officer






 -----------------------------------------------------------12

                                 EXHIBIT INDEX

10.10 Term Loan and Revolving Credit Facility Documents dated March 20, 2000 between the Registrant and Dime Savings Bank