Form 10QSB
period 2000-06-30
POLYMER RESEARCH CORP OF AMERICA
filed 2000-08-08
CIK 79424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended June 30, 2000
                 --------------

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

   Yes  __X__       No____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       June 30, 2000                    1,813,644
--------------------------------------------------------------------------------

             POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I - FINANCIAL INFORMATION:
-------------------------------

           ITEM I - FINANCIAL STATEMENTS

           Balance Sheets:
           June 30, 2000 (Unaudited) and
              December 31, 1999                                              1

           Statements of Operations:
           Three months ended June 30, 2000
            and 1999 (Unaudited)                                             3

           Statements of Cash Flows:
           Three months ended June 30, 2000
            and 1999 (Unaudited)                                             4

           Notes to Financial Statements                                   5-8

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                         9-11


PART II - OTHER INFORMATION                                                 12

PART I - FINANCIAL INFORMATION
------------------------------
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999
------------------------------------

                                         June 30,  December 31,
ASSETS                                     2000        1999
                                       -----------   --------
                                       (Unaudited)   (Note 1)

CURRENT ASSETS:
Cash and cash equivalents              $  692,844   $1,156,778
Investment - certificates of deposit       50,152      235,246
Investment securities available
  for sale                                292,396
Accounts receivable,
less allowances of $0                     350,891      306,429
Inventories                               110,624      116,028
Deferred tax charge                       127,500      127,500
Prepaid income taxes                       93,578      188,578
Prepaid expenses and other                 13,178       37,605
                                       ----------   ----------
Total current assets                    1,438,767    2,460,560
                                       ----------   ----------

Land, Property, and Equipment-net       2,690,198    2,740,195
                                       ----------   ----------

Investment - certificates of deposit      120,000
Security deposits                           1,195        1,195
Deferred financing costs - net                          10,723
                                       ----------   ----------
Total other assets                        121,195       11,918
                                       ----------   ----------

TOTAL                                  $4,250,160   $5,212,673
                                       ==========   ==========



The accompanying notes are an integral part of these financial statements. ----------------------------------------------------------------------------1

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999
------------------------------------



                                                   June 30,  December 31,
                                                     2000          1999
                                                 -----------   --------
                                                 (Unaudited)   (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable bank                                  50,000
Current portion of long-term debt             $   100,000    $     6,960
Current portion of mortgage payable               967,082
Accounts payable                                   42,498         81,696
Accrued expenses and other
  current liabilities                             222,073        272,364
Deferred revenue                                   55,000        206,332
                                              -----------    -----------
Total current liabilities                         469,571      1,534,434
                                              -----------    -----------

LONG-TERM DEBT  (NOTE 2)                          391,671        450,609
                                              -----------    -----------
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
  share, authorized 4,000,000 shares,
  issued 1,825,784 shares                          18,257         18,257
Capital in excess of par value                  3,399,728      3,399,728
Accumulated deficit                               (21,567)      (158,466)
Accumulated other comprehensive
  loss                                                           (24,389)
Less: Treasury stock, at cost
  12,140 respectively                              (7,500)        (7,500)
                                              -----------    -----------
Total Stockholders' Equity                      3,388,918      3,227,630
                                              -----------    -----------
TOTAL                                         $ 4,250,160    $ 5,212,673
                                              ===========    ===========



The accompanying notes are an integral part of these financial statements. -------------------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
---------------------------------
STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED) AND
THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                      Six Months Ended
                                                               June 30,                             June 30,
                                                      2000                 1999              2000                 1999
                                                  -----------         -----------        -----------         ------------
Net revenues:
  Product sales                                  $   202,166         $   163,858         $   387,382         $   688,535
  Research                                         1,231,000           1,084,220           2,522,764           2,026,720
                                                 -----------         -----------         -----------         -----------
  Total                                            1,433,166           1,248,078           2,910,146           2,715,255
                                                  -----------         -----------         -----------         -----------

Cost of Revenues
  Product sales                                      244,132             129,764             401,740             307,527
  Research                                           230,411             256,503             484,654             522,530
                                                 -----------         -----------         -----------         -----------
  Total                                              474,543             386,267             886,394             830,057
                                                 -----------         -----------         -----------         -----------

Gross Profit on Revenues                             958,623             861,811           2,023,752           1,885,198

Selling, General, and
 Administrative Expenses                             941,096             776,991           1,748,668           1,535,637
                                                 -----------         -----------         -----------         -----------
Income from Operations                                17,527              84,820             275,084             349,561
                                                 -----------         -----------         -----------         -----------

Other Revenues (Expenses):
  Investment income                                   15,909              17,035              30,673              36,048
  Interest expense (See note 2)                      (36,740)            (37,841)            (73,858)            (75,877)
                                                  -----------         -----------         -----------         -----------


  Total                                              (20,831)            (20,806)            (43,185)            (39,829)
                                                 -----------         -----------         -----------         -----------

Income before income taxes                            (3,304)             64,014             231,899             309,732
Provision for income taxes                             5,000             (38,000)            (95,000)           (161,000)
                                                 -----------         -----------         -----------         -----------

Net Income                                       $     1,696         $    26,014         $   136,899         $   148,732
                                                 ===========         ===========         ===========         ===========
Basic earnings per Share                         $      0.00         $      0.01         $      0.07         $      0.09
                                                 ===========         ===========         ===========         ===========
Weighted average number of shares
  outstanding during the period                    1,825,784           1,793,861           1,825,784           1,734,748
                                                 ===========         ===========         ===========         ===========
                                                                                                             -----------


The accompanying notes are an integral part of these financial statements. --------------------------------------------------------------------------3

POLYMER RESEARCH CORP. OF AMERICA
---------------------------------
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
--------------------------------------------------------------------------------

OPERATIONS:                              2000        1999
                                       -------     ------

Net Income                            $ 136,899    $ 148,732
Charge not affecting funds -
  Issuance of Incentive Stock                         46,667
  Unrealized holding losses (gains)                  (11,904)
Depreciation and amortization            49,997       40,725
                                      ---------    ---------
Funds Provided by operations            186,896      224,220
                                      ---------    ---------
Asset and liability management:
Accounts receivable                     (44,462)    (168,626)
Inventories                               5,404         (279)
Other current assets                     24,427
Accounts payable                        (39,198)      17,705
  Accrued expenses and other           (150,291)     (44,273)
Income taxes payable                     95,000      (46,571)
Deferred revenue                        (51,332)    (396,650)
  Total other assets                     10,723          727
                                      ---------    ---------
Increase (Decrease) in
 net operating assets                  (149,729)    (637,967)
                                      ---------    ---------
Total                                    37,167     (413,747)
                                      ---------    ---------

FUNDS USED BY
 FINANCING
Certificates of deposit                  65,094      542,321
Investment securities                   316,785       69,095
Proceeds of note payable                 50,000
Payment of Mortgage                    (967,082)     (16,891)
Payments on long term debt               34,102
                                      ---------    ---------
Total                                  (501,101)     594,525
                                      ---------    ---------
INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                                        (3,180)
                                      ---------    ---------

INCREASE (DECREASE) IN CASH           $(463,934)   $ 177,598
                                      =========    =========


The accompanying notes are an integral part of these financial statements. -------------------------------------------------------------------------4

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Financial statements

In the opinion of the management of Polymer Research Corp. of America (the Company), the accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are in the opinion of management necessary to fairly state the results and current financial condition of the Company for the respective periods. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's report filed under cover of Form 10-KSB. The results of operations for the six month period are not necessarily indicative of the results for an entire year. The balance sheet at December 31, 1999 has been taken from the audited financial statements as of that date.


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


--------------------------------------------------------------------------5

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

Investment Securities

Historically, the Company determined the appropriate classification of securities at the time of purchase. If the Company had the intent and the ability at the time of purchase to hold securities until maturity or on a long-term basis, they were classified as investments and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long- term basis were classified as available for sale and carried at face value. Realized gains and losses on dispositions were based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale were based on the difference between book value and fair value of each security. These gains and losses were credited or charged to shareholders' equity, whereas realized gains and losses flow through the Company's operations.


-----------------------------------------------------------------------------6

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


-------------------------------------------------------------------------7

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

NOTE 3 - Provision for Income Taxes     (First six months)

                                 2000                    1999

Federal                      $  55,000                 $ 98,000
State and local                 40,000                   63,000
                              --------                  -------
Total                        $  95,000                 $161,000
                              ========                  =======
NOTE 4 - Mortgage Liability

In September of 1996 the Company prepaid $800,000 due under its mortgage on the Company's building and modified its payment schedule. As modified, the Company was obligated to pay a mortgage note payable in equal monthly instalments of $15,457 including interest at 10.5% per annum through June, 2000, secured by the related building. Such mortgage was amortized using a 25 year amortization. The entire unpaid principal balance was due and was paid in a balloon payment of $1,398,330 on June 1, 2000. NOTE 5 - Long Term Debt

On March 15, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in full in connection with the balloon mortgage payment June 1, 2000. The five year term loan will be repaid in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender no less than $150,000. Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and is outstanding and due to the bank at June 30, 2000. In addition the Company has granted the lender a security interest in all personal property.

---------------------------------------------------------------------------8

                        POLYMER RESEARCH CORP. OF AMERICA

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment securities have decreased collectively by $ 529,028 since December 31, 1999. The decrease is due to the repayment in June of the mortgage on the Company's building.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1999, nor expected to be in 2000, significant sources of cash for use in operations, other than as outlined below.

The ratio of current assets to current liabilities increased to 3.07 to 1.0 at June 30, 2000 as compared to 1.60 to 1.0 at December 31, 1999. The increase was the result of two factors: (i) net income for the first six months; and (ii) the satisfaction in June of the building mortgage, all of which was classified as current at December 31, 1999, using in part, long term debt. On March 15, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in full in connection with the balloon mortgage payment due June 1, 2000. The five year term loan will be repaid in monthly principal installments of $8,333 plus interest at 8.5% per annum and is due on May 31, 2005. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender collateral of $150,000. Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and is outstanding and due to the bank at June 30, 2000. In addition the Company has granted the lender a security interest in all personal property.

Based on the above, the Company's cash and cash equivalents, at June 30, 2000 is sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately three months selling, general, and administrative expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

-------------------------------------------------------------------------9

B.  RESULTS OF OPERATIONS

Three months ended June 30, 2000 v. 1999

Net revenues for the second quarter of 2000 were $ 1,433,166 an increase of $ 185,088 (15%) compared with the second 1999. Research sales increased $ 146,780 (14%) in the second quarter of 2000 compared to 1999. The increase is related to increased demand from the Company's customers for its services in the first half of 2000.

Product sales increased $ 38,308 (24%) compared to the second quarter of 1999. Several product sales contracts signed in the first quarter are of a long term nature which delayed shipping and increased the second quarter sales.

The cost of revenues in research decreased from 24% in the second quarter of 1999 to 19% in the same quarter of 2000 due to the increase in revenue using a smaller staff.

Costs of product sales increased from 80% in the second quarter of 1999 to 120% in the same quarter of 2000 principally as a result of increased labor, shipping, and materials costs. Selling, general, and administrative expenses increased as a percentage of sales from 62% in the second quarter of 1999 to 66% in the same quarter of 2000 principally as a result of increased salaries and legal settlement expenses. Net income decreased from $ 26,014 (2% of sales) in the second quarter of 1999 to $1,696 (0% of sales) in 2000, principally as the result of increased salaries and expenses. Six months ended June 30, 2000 v. 1999

Net revenues for the first six months of 2000 were $2,910,146, an increase of $194,891 (7%) compared with the first six months of 1999. Research sales increased $ 496,044 (25%) in the first six months of 2000 compared to 1999.

Product sales decreased $301,153 (44%) compared to the first six months of 1999. The first six months of 1999 had unusually high demand for products.

The cost of revenues in research decreased from 26% in the first six months of 1999 to 19% in the first six months of 2000 due to the increase in revenue using a smaller staff.

Costs of product sales increased from 44% in the first


-------------------------------------------------------------------------10
six months of 1999 to 104% in the first six months of 2000 principally as a result of decreased sales with increased labor. Selling, general, and administrative expenses increased as a percentage of sales to 60% for the first six months of 1999 from 56% for the comparable period of 1999 principally due to increased salaries and legal expenses. Net income decreased from $ 148,732 (5% of sales) in 1999 to $ 136,899 (5% of sales) in 2000.


-------------------------------------------------------------------------11

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

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

The Company held its annual meeting on May 12, 2000. At such meeting the following persons were elected directors:

Director and votes for:

        Carl Horowitz         1,283,363
        Irene Horowitz        1,283,363
        John Ryan             1,283,363
        Alice Horowitz        1,283,363
        Boris Jody            1,283,363
        Mohan Sanduja         1,283,363
        Terry J. Wolfgang     1,283,363

ITEM 5 - Other Information: None

ITEM 6 - Exhibits and Reports on Form 8-k:

            None


---------------------------------------------------------------------------12

                                    FORM 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      POLYMER RESEARCH CORP. OF AMERICA,
                      ---------------------------------
                                (REGISTRANT)


Date: August 8, 2000               /s/Carl Horowitz
      --------------           -----------------------------------
                               Carl Horowitz, President and Chief
                               Accounting Officer






------------------------------------------------------------------------13