Form 10QSB
period 2000-09-30
POLYMER RESEARCH CORP OF AMERICA
filed 2000-10-26
CIK 79424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended September 30, 2000
                  ---------------------

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

   Yes  [X]        No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       October 31, 2000                    1,813,644
--------------------------------------------------------------------------------

             POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I - FINANCIAL INFORMATION:
-------------------------------

          ITEM I - FINANCIAL STATEMENTS

           Balance Sheets:
           September 30, 2000 (Unaudited) and
              December 31, 1999                                               1

           Statements of Operations:
           Three months and nine months ended
           September 2000 and 1999 (Unaudited)                                3

           Statements of Cash Flows:
           Nine months ended September 30, 2000
           and 1999 (Unaudited)                                               4

           Notes to Financial Statements                                    5-8

          ITEM 2 - MANAGEMENT'S  DISCUSSION AND
                   ANALYSIS OF FINANCIAL  CONDITION
                   AND RESULTS OF OPERATIONS                               9-11


PART II - OTHER INFORMATION                                                  12

PART I - FINANCIAL INFORMATION
POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999



                                    September 30,  December 31,
ASSETS                                   2000          1999
                                      (Unaudited)   (Note 1)
CURRENT ASSETS:
Cash and cash equivalents           $   699,777   $ 1,156,778
Investment - certificates of deposit                  235,246
Investment securities available
  for sale                                            292,396
Accounts receivable,less allowances
  of $0                                 526,918       306,429
Inventories                             106,035       116,028
Deferred tax charge                     127,500       127,500
Prepaid income taxes                     29,409       188,578
Prepaid expenses and other               32,965        37,605
                                         ------        ------
Total current assets                  1,522,604     2,460,560
                                      ---------     ---------

Land, Property, and Equipment-net     2,665,199     2,740,195
                                      ---------     ---------

Investment - certificates of deposit    120,000
Security deposits                         1,195         1,195
Deferred financing costs - net                         10,723
                                      ---------     ---------
Total other assets                      121,195        11,918
                                      ---------     ---------
TOTAL                               $ 4,308,998   $ 5,212,673
                                     ==========     =========


The accompanying notes are an integral part of these financial statements. -------------------------------------------------------------------------------1

PART I - FINANCIAL INFORMATION POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                       September 30,  December 31,
                                            2000          1999
                                            ----          ----
                                        (Unaudited)    (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable bank                       50,000
Current portion of long-term debt   $  100,000     $     6,960
Current portion of mortgage
payable                                                967,082
Accounts payable                        47,606          81,696
Accrued expenses and other
  current liabilities                  161,210         272,364
Deferred revenue                       115,000         206,332
                                       -------         -------
Total current liabilities              473,816       1,534,434
                                       -------       ---------
LONG-TERM DEBT  (NOTE 2)               366,669         450,609
                                       -------         -------
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
  share, authorized 4,000,000 shares,
  issued 1,825,784 shares               18,257          18,257
Capital in excess of par value       3,399,728       3,399,728
Retained earnings                       58,028        (158,466)
Accumulated other comprehensive
  loss                                                 (24,389)
Less: Treasury stock, at cost
  12,140 respectively                   (7,500)         (7,500)
Total Stockholders' Equity           3,468,513       3,227,630

TOTAL                              $ 4,308,998     $ 5,212,673
                                    =========        =========



The accompanying notes are an integral part of these financial statements. -------------------------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND
THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------


                                                             Three Months Ended                           Nine Months Ended
                                                                September 30,                               September 30,
                                                          2000                   1999               2000                  1999
                                                          ----                   ----               ----                  ----
Net revenues:
  Product sales                                     $  140,882            $   152,502          $   528,264           $   841,037
  Research                                             997,736              1,076,231            3,520,500             3,102,951

  Total                                              1,138,618              1,228,733            4,048,764             3,943,988

Cost of Revenues

  Product sales                                        149,692                221,522              551,432               529,049
  Research                                             258,206                280,842              742,860               803,372

  Total                                                407,898                502,364            1,294,292             1,332,421

Gross Profit on Revenues                               730,720                726,369            2,754,472             2,611,567

Selling, General, and
 Administrative Expenses                               582,246                780,793            2,330,914             2,316,430

Income  from Operations                                148,474                (54,424)             423,558               295,137

Other Revenues (Expenses):
  Investment income                                      6,476                 12,468               37,149                48,516
  Interest expense (see note 4)                        (11,405)               (37,589)             (85,263)             (113,466)

  Total                                                 (4,929)               (25,121)             (48,114)              (64,950)

Income  (loss) before income taxes                     143,545                (79,545)             375,444               230,187
(Provision for) benefit from  income taxes             (63,950)                30,000             (158,950)             (131,000)

Net income (loss)                                 $     79,595            $   (49,545)         $   216,494           $    99,187
                                                    ===========            ===========          ===========           ===========
Income (loss) per Share                           $       0.04            $     (0.03)         $      0.12           $      0.06
                                                    ===========            ===========          ===========           ===========
Weighted average number of shares
  outstanding during the period                      1,813,644              1,813,644            1,813,644             1,761,844
                                                    ===========            ===========          ===========           ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                               3

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)



OPERATIONS:                                      2000             1999
                                                 ----             ----


Net Income                                    $ 216,494        $  99,187
Charge not affecting funds -
  Issuance of Incentive Stock                                     81,667
  Unrealized holding losses (gains)                              (12,582)
Depreciation and amortization                    74,996           66,451
                                              ---------        ---------
Funds Provided by operations                    291,490          234,723
                                              ---------        ---------
Asset and liability management:
Accounts receivable                            (220,489)        (365,791)
Inventories                                       9,993           (6,697)
Other current assets                              4,640          (28,311)
Other assets                                     10,723            1,455
  Accounts payable                              (34,090)         (16,419)
  Accrued expenses and other                   (111,154)         (41,773)
Income taxes payable                            159,169          (89,431)
Deferred revenue                                (91,332)        (296,650)
                                              ---------        ---------
Increase (Decrease) in net
   operating assets                            (272,540)        (843,617)
                                              ---------        ---------
Total                                            18,950         (608,894)
                                              ---------        ---------

FUNDS USED BY
 FINANCING
Certificates of deposit                         115,246          473,999
Investment securities                           316,785           97,991
Proceeds of note payable                         50,000
Payment of Mortgage                            (967,082)
Payments on\receipts of long
  term debt                                       9,100          (25,671)
                                              ---------        ---------
Total                                          (475,951)         546,319
                                              ---------        ---------

INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                                                    (5,686)
                                                               ---------

INCREASE (DECREASE) IN CASH                   $(457,001)       $ (68,261)
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

The results of operations for the three and nine month periods are not necessarily indicative of the results for an entire year.

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

NOTE 3 -    Provision for Income Taxes  (First nine months)

                         2000                 1999
                         ----                 ----
Federal             $  99,000             $ 80,000
State and local        59,950               51,000
Total               $ 158,950             $131,000
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

NOTE 5 -  Long Term Debt

On March 15, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in full in connection with the balloon mortgage payment June 1, 2000. The five year term loan will be repaid in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender no less than $150,000. Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and is outstanding and due to the bank at September 30, 2000. In addition the Company has granted the lender a security interest in all personal property.


-------------------------------------------------------------------------------8

                 POLYMER RESEARCH CORP. OF AMERICA

ITEM 2 - MANAGEMENTS  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash, Investments, and Investment securities have decreased collectively by $ 864,643 since December 31, 1999. The decrease is due to the repayment in June of the mortgage on the Company's building.

Cash is generated by and used by the Company through its operations. Neither the issuance of stock nor the acquisition of debt was in 1999, nor expected to be in 2000, significant sources of cash for use in operations, other than as outlined below.

The ratio of current assets to current liabilities increased to 3.55 to 1.0 at September 30, 2000 as compared to 1.60 to 1.0 at December 31, 1999. The increase was the result of two factors: (i) net income for the first nine months; and
(ii) the satisfaction in June of the building mortgage, all of which was classified as current at December 31, 1999, using in part, long term debt.

On March 15, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in full in connection with the balloon mortgage payment due June 1, 2000. The five year term loan will be repaid in monthly principal installments of $8,333 plus interest at 8.5% per annum and is due on May 31, 2005. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender collateral of $150,000. Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and is outstanding and due to the bank at September 30, 2000. In addition the Company has granted the lender a security interest in all personal property.

Based on the above, the Company's cash and cash equivalents, at September 30, 2000 is sufficient to cover any unforeseen sales downturn in the short term as it is equal to approximately three months selling, general, and administrative expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.


-------------------------------------------------------------------------------9

B.  RESULTS OF OPERATIONS

Three months ended September 30, 2000 v. 1999

Net revenues for the third quarter of 2000 were $ 1,138,618 a decrease of $ 90,115 (7%) compared with the third quarter of 1999. Research sales decreased $ 78,495 (7%) in the third quarter of 2000 compared to 1999. The decrease is related to decreased demand from the Company's customers for its services in the three months of 2000.

Product sales decreased $ 11,620 (7%) compared to the third quarter of 1999. The decrease is related to decreased demand from the Company's customers for its products in the three months of 2000.

The cost of revenues in research remained constant at 26% in the third quarter of 2000 compared to the same quarter of 1999.

Costs of product sales decreased from 145% in the third quarter of 1999 to 106% in the same quarter of 2000 principally as a result of more efficient production operations. Selling, general, and administrative expenses decreased as a percentage of sales from 63% in the third quarter of 1999 to 51% in the same quarter of 2000 principally as a result of decreased salaries and legal settlement expenses.

Net income increased from $ (49,545) (4% of sales) in the third quarter of 1999 to $79,595 (7% of sales) in 2000, principally as the result of decreased salaries and legal expenses.

Nine months ended September 30, 2000 v. 1999

Net revenues for the first nine months of 2000 were $4,048,764, an increase of $104,776 (3%) compared with the first nine months of 1999. Research sales increased $ 417,549 (13%) in the first nine months of 2000 compared to 1999.

Product sales decreased $312,773 (37%) compared to the first nine months of 1999. The first nine months of 1999 had unusually high demand for products.

The cost of revenues in research remained constant at 26% in the first nine months of 2000 compared to the same period of 1999.


------------------------------------------------------------------------------10

Costs of product sales increased from 62% in the first nine months of 1999 to 104% in the first nine months of 2000 principally as a result of decreased sales with increased labor. Selling, general, and administrative expenses remained consistent as a percentage of sales at 58% for the first nine months of 1999 as compared to 59% for the comparable period of 1999.

Net income increased from $ 99,187 (2.5% of sales) in 1999 to $ 216,494 (5% of sales) in 2000.


------------------------------------------------------------------------------11

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

         None


------------------------------------------------------------------------------12

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


Date: October 26, 2000         /s/Carl Horowitz
      --------------           -----------------------------------
                               Carl Horowitz, President and Chief
                               Accounting Officer




------------------------------------------------------------------------13