Form 10KSB
period 2000-12-31
POLYMER RESEARCH CORP OF AMERICA
filed 2001-04-16
CIK 79424

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file No. 0-14119-NY

                        POLYMER RESEARCH CORP. OF AMERICA
                 (Name of small business issuer in its charter)

         NEW YORK                                            11-2023495
-------------------------------                  -------------------------------
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                             Number)

    2186 Mill Avenue, Brooklyn, NY                           11234
---------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number including area code: (718) 444-4300
                                              --------------

Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
     -------       -------

Registrant's revenues for its most recent fiscal year - $5,071,241
                                                        -----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The aggregate market value of voting stock held by non-affiliates of the Registrant at April 9, 2001 was approximately $1,004,063 based on the last sale price of such stock.

As of April 9, 2001, the Registrant had 1,926,012 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                                       -1-

ITEM 1 - DESCRIPTION OF BUSINESS

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

During 2000, research revenues and products sales accounted for 87 percent and 13 percent of the Company's net revenues, respectively.

For a detailed breakdown of segments of the Company's revenues, income, capital expenditures and identifiable assets, see Note 15 of Notes to Financial Statements.

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

The Company owns 10 current patents for its chemical "grafting" technology. Chemical "grafting" refers to processes by which surfaces are bonded together, or a coating is affixed to a surface, or in depth, through various polymerization reactions.

Chemical "grafting" is done by treating a surface with one or more solutions containing monomers, polymers and/or other chemicals. By using heat, catalysts and/or other appropriate techniques, small "whiskers" grow on the surface being treated. These "whiskers" are generally polymers, which include in their chemical makeup molecules that remain part of the surface being treated. The "whiskers" can themselves form a protective coating on a surface or join the "whiskers" from another surface thus bonding the two surfaces together. Alternately, by suitable methods, grafting can take place in depth throughout the body of the substrate, i.e. the product to be grafted.

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

A majority of the Company's research and development contracts are for specified periods of time. Most such contracts extend for a period of three to four months. The remainder of the Company's research and development contract work is done either on a lump sum or month-to-month basis.

Research revenue earned from foreign customers outside the United States aggregated approximately $900,000 for 2000, representing approximately 20% of total annual research revenues for 2000.

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

As of December 31, 2000, the Company employed 9 in-house sales persons to market its research and development contracts, primarily through bulk mailings and presence on the Internet to targeted potential customers.

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

The manufacture of textile inks is essentially a process of mechanically mixing solvents, resins, emulsions, gums, oils and pigments to produce a colored ink which can be printed onto cloth. The Company owns and operates the mixing machinery for this manufacturing process and acquires the required ingredients from a variety of sources. The Company is not dependent upon a particular supplier for the ingredients. Management believes the Company's textile inks are solvent-free and non-polluting.

During 2000, 1999 and 1998, no one customer of the Company accounted for more than 5% of its sales of formulation products or textile inks. The Company has no long-term contracts with its customers for textile inks and maintains approximately a one-month supply of the ingredients for the textile inks in inventory. The Company fills 95% of all textile ink orders within two business days after their receipt.

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

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2000, the Company had 45 full-time employees. The President and the 15 other scientists in the Company's Research Department are engaged in research and development. The Production Department has 4 employees who are engaged in the production of items arising from research and textile inks. There are 10 employees in the sales and marketing departments. In addition, there are 12 clerical employees and 3 maintenance employees.

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

In its contract research and development business, the Company competes with the in-house research and development staffs of its customers and scientists at educational institutions and foundations who will do private grant research on processes to produce materials with characteristics of the types desired by the Company's customers. The Company also faces potential competition from research and development companies which are substantially larger than the Company, and various private laboratories, although the Company believes that it is presently the only Company doing contract research and development work in the field of chemical "grafting" for other companies. The Company's "grafting" techniques include the use of innocuous or mild non-alkaline and non-acidic chemicals. In addition, the Company's method of grafting, by use of chemicals, is less expensive than other methods such as gamma ray grafting.

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

Management can give no assurance that any of the patents, which the Company possesses or might possess in the future, will be enforceable or, if enforceable, will provide the Company or the holder thereof with an advantage over its competitors.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices, research and development and manufacturing facilities are located in a 64,000 square foot three-story building at 2186 Mill Avenue, Brooklyn, New York, which the Company has owned since 1990 (see Note 8 of Notes to Financial Statements). The Company had previously leased this facility under the terms of a long-term operating lease.

The Company utilizes the space in the following manner: approximately 11,000 square feet is devoted to office space; approximately 10,000 square feet is devoted to production of items resulting from research and textile inks;
approximately 35,000 square feet is devoted to research and laboratory facilities and 8,000 square feet is devoted to warehousing inventory.

The Company also leases approximately 4,500 square feet of office space in Phoenix, Arizona which serves as its West Coast sales and marketing office and laboratory.

The Company believes that its facilities are adequate for its current needs and those of the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in certain lawsuits that arose in the normal course of the Company's business. In the opinion of management the allowance the Company has provided is sufficient to cover the potential damages and expenses that may be incurred in these proceedings. Accordingly, management does not believe these proceedings will have a material adverse affect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2000, no matters were submitted to a vote of the Company's security holders.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") small capital market. The following table sets forth the high and low bid prices for the periods indicated where the Common Stock is traded under the symbol PROA. The indicated prices are interdealer prices without retail markups, markdowns or commissions and do not necessarily represent actual sales. The limited amount of sales within these ranges should not be interpreted to indicate that an established trading market exists for the shares of Common Stock, nor do these prices necessarily accurately reflect the true value of such shares. The prices indicated have not
been adjusted for stock dividends   referred to below.


                                                              Bid Prices
                                                         -------------------
       Quarter                                         LOW           HIGH
       -------                                         ---           ----
        2000
October - December                                      29/32        1-1/4
July - September                                        31/32        1-1/4
April - June                                           1-1/16        2
January - March                                        1-1/32        5

                                                              Bid Prices
                                                         -------------------
       Quarter                                         LOW           HIGH
       -------                                         ---           ----
       1999
October - December                                        3/4        1-1/4
July - September                                      1-14/64        1-27/32
April - June                                          1-9/16         2-1/4
January - March                                       2-1/8          3

DIVIDEND POLICY
The Company has paid no cash dividends to its stockholders since its incorporation and has no present intention to do so. The payment of dividends in the future will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other factors at the time.

On February 11, 1999 the Company declared a 5% stock dividend to shareholders at March 19, 1999, paid April 2, 1999. The transaction was valued based upon the closing market price of the Company's stock on the day prior to declaration (See
Note 11 of Notes to Financial Statements).

On July 20, 1995 the Company adopted a Shareholders Rights Plan. The Rights Plan provides for the issuance of one stock right, entitling the holder to buy one share of common stock at a price of $25 (subject to adjustment), for each outstanding share of the Company's common stock. The rights will become exercisable only if an "acquiring party" (as defined) acquires or announces a tender offer to acquire 15% or more of the Company's common stock. The rights expire July 31, 2005 (See Note 12 of Notes to Financial Statements).

As of April 9, 2001, there were 1,926,012 shares outstanding, which were held by approximately 1,000 shareholders, 350 shareholders of record and approximately 650 additional beneficial owners.

Sales of Unregistered Securities

On December 27, 2000, the Company issued as a bonus to certain officers, 100,000 restricted shares of the Company's common stock. The shares have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS
Revenue Trend Analysis
                                     Year Ended December 31,
                                     -----------------------
                                                           Percentage
                                                               of
                    ($  In  Thousands)                   Total Revenues
                 ------------------------      ---------------------------
                 2000      1999      1998        2000      1999      1998
                 ----      ----      ----        ----      ----      ----

Research         $4,399   $3,814   $4,554       86.7%     78.9%     80.6%
Production          672    1,022    1,093       13.3%     21.1%     19.4%
                 ------   ------   ------      ------    ------    ------
Total Revenues   $5,071   $4,836   $5,647      100.0%    100.0%    100.0%
                 ======   ======   ======      ======    ======    ======
2000 V. 1999

Total revenues  increased $235,089 or 4.9% from $4,836,157 in 1999 to $5,071,241 in 2000. The increase in research revenue was partially offset by a decline in production revenue. Research revenue increased 15.3% or $584,803, while production sales decreased 34.2% or $349,719 from 1999 to 2000.

The decrease in production was primarily attributable to a decrease in demand for product by research customers. The increase in research sales was primarily the result of increased market demand for research related to a strong economy in 2000. The rate of inflation has not had a material impact upon the results of operations.

1999 v. 1998

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

Cost of Revenue Trend Analysis

                                Year Ended December 31,
                               -----------------------

                                                         Percentage
                                                             of
                    ($  In  Thousands)                 Total Revenues
                 ------------------------      ---------------------------
                 2000      1999      1998        2000      1999      1998
                 ----      ----      ----        ----      ----      ----
Research         $1,065   $1,090   $1,048        21.7%     22.5%     18.6%
Production          609      574      789        12.5%     11.9%     14.0%
                 ------   ------   ------        ----      ----      ----
Total Revenues   $1,674    1,664   $1,837        34.2%     34.4%     32.6%
                 ======   ======   ======        ====      ====      ====
2000 V. 1999

Costs of revenues as a percentage of sales remained consistent in 2000 as compared to 1999.

1999 v.1998

The cost of revenues as a percentage of sales increased from 32.6% in 1998 to 34.4% in 1999. The increase in cost of revenues is primarily caused by a decrease in the research sales without corresponding decreases in research salaries and related expenses.

Selling, General and Administrative Expenses Trend Analysis


                                  Year Ended December 31,
                                  -----------------------
                                                           Percentage
                                                               of
                    ($  In  Thousands)                   Total Revenues
                 ------------------------      ---------------------------
                   2000      1999      1998        2000      1999      1998
                   ----      ----      ----        ----      ----      ----

Selling,
general and
Administrative
expense           $3,498    $3,303    $3,310       71.4%     68.3%     58.6%
                   =====      =====    =====        =====    =====     ====
2000 V. 1999

Selling, general and administrative expenses, as a percentage of sales, increased to 71.4% in 2000, as compared to 68.3% during 1999. The increase is attributed to increased expenses related to the expansion of the Arizona office, increased utilities, increased insurance, increased legal settlements and related professional expenses.

1999 v. 1998

Selling, general and administrative expenses, as a percentage of sales, increased to 68.3% in 1999, as compared to 58.6% during 1998. The increase is attributed to a similar level of expenses and a decrease in sales. In addition, during 1999, the Company issued shares of stock to certain officers as
compensation   aggregating   $140,000   (see  Note  12  of  Notes  to  Financial
Statements).

Income taxes

2000 V. 1999

A total income tax provision of $53,973 was provided for income taxes for 2000 as compared to a benefit of $ 63,673 in 1999. The provision for income taxes in 2000 and the benefit in 1999 were calculated based on the statutory federal income tax rates plus state and local taxes.

The company filed a quick carry back refund claim for approximately $90,000 that has already been received.

1999 v. 1998

The Company reported a net loss representing 2.8% of sales for 1999 compared to net income of 4.3% of sales for 1998. The change is a result of the 14% decrease in sales in 1999 combined with consistent selling, general and administrative expenses for the two years.

CAPITAL RESOURCES AND LIQUIDITY

Cash and certificates of deposit have decreased to $ 725,585 at December 31, 2000 from $ 1,392,024 at December 31, 1999. (See the statement of cash flows for a more detailed analysis of opening versus closing cash). Cash is generated by and used by the Company through its operations. In June of 2000, the Company used $1,398,330 of cash to pay the remaining unpaid principal payment outstanding on the building mortgage.

The payment to conclude this mortgage obligation in June 2000 was paid from a combination of corporate funds and financing obtained from a bank. The respective amounts of this payment were $898,000 of company cash and $500,000 from the proceeds of a long-term loan received from a bank. The loan is a sixty month term loan payable in equal monthly principal installments plus interest at 8.5%. Additionally the Company was required to provide $150,000 in cash collateral. The collateral will be released proportionately over the term of the loan as the principal is paid down. At December 31, 2000, the balance due under the loan was $441,667.

The Company does not anticipate any material capital expenditures in the next 12 months. The Company's cash position at December 31, 2000 is deemed sufficient to cover any unforeseen sales downturn as it is equal to approximately 2.5 months of selling, general and administrative expenses. Over both the long and short term, liquidity will be the direct result of sales.

The ratio of current assets to current liabilities at December 31, 2000 was 1.96 to 1.0 as compared to 2.98 to 1.0 at December 31, 1999.

GENERAL DISCUSSION

Cash flow of the Company is a direct result of net income and net cash provided from operating activities. Credit extended by the Company in the form of receivables and received in the form of payables has not had and will not have a significant impact on cash flow.

Cash flow from financing and investing activities is not expected to have an impact on cash flow in the next 12 months. No significant changes to operating expenses are anticipated within the next 12 months.

SEGMENT DISCUSSION

The Company is primarily in the business of research sales. The sale of textile inks and chemical products is an accommodation to research customers and is not seen as a segment that should stand on its own as an independent business. Availability of production of research breakthroughs is an important marketing tool of the Company to its research customers. No material capital expenditures are foreseen in the next 12 months as necessary for the continued production of textile inks and chemical products, including potential increases in such production.

ANALYTIC REVIEW OF QUARTERLY RESULTS

Sales, gross profits and net income for the fourth quarter decreased from the average of the prior three quarters. This is a result a drop in revenue without a corresponding decrease in costs.

Sales for the fourth quarter decreased although several customers prepaid research fees aggregating $290,000 toward research to be recognized as revenue in early 2001.

Selling, general, and administrative expenses were significantly higher in the fourth quarter principally as a result of legal settlements and related legal fees recognized aggregating $410,000 for 2000, $190,000 of which had been recognized in S,G,& A expenses in the first three quarters. Additionally, certain officers received a year-end bonus of a total of 100,000 shares of the Company's common stock valued at $105,250.

Management elected not to make a profit sharing contribution in 1998, or 1999, or 2000.


                                                       3/31/00            6/30/00            9/30/00            12/31/00
                                                       -------            -------            -------            --------


Total Revenue                                        $ 1,476,981        $1,433,166         $1,138,618         $1,022,476
Cost of Revenue                                          411,851           474,543            407,898            380,393
Gross Profit                                           1,065,130           958,623            730,720            642,083
SG&A Expenses                                            807,572           941,096            582,246          1,166,758
Income from operations                                   257,558            17,527            148,474           (524,675)
Other income (expense)                                  (22,354)          (20,831)             (4,929)           (17,706)
Pre-tax income                                           235,204           (3,304)            143,545           (542,381)
Income Tax (Expense)  Benefit                           (100,000)           5,000             (63,950)           104,977
Net Income                                               135,204            1,696              79,595           (437,404)

ITEM 7. FINANCIAL STATEMENTS

         The response to this item follows Item 13, and is hereby incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            On February 26, 2001, the Company engaged Goldstein & Ganz, P.C. ("GG") as the Company's independent accountants to audit its December 31, 2000 financial statements, replacing Castellano Korenberg & Co. (the "Former Accountants") as the Company's independent auditors. The Former Accountants were dismissed by the Company as of February 26, 2001. The change was approved by the Company's board of directors.



                  The  Former  Accountants'  report on the  Company's  financial statements for each of the past two years did not contain any adverse opinion or disclaimer of opinon and was not qualified as to uncertainty, audit scope or accounting principles.

                  During the  Company's  two most  recent  fiscal  years and any subsequent interim period through the date of termination: (x) there
            were  no  disagreements   between  the  Company  and  the  Former
            Accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, (y) there were no "Reportable Events" within the meaning of Item 304(a)(1)(iv) of Regulation S-K, and (z) GG was not consulted on any matter specified in Item 304(a)(2) of Regulation S-K.




ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company as of December 31, 2000 are as follows:

NAME                       AGE             POSITION
----                       ---             --------
Carl Horowitz              77              President and Director

Irene Horowitz             77              Senior Vice President and Director

John M. Ryan               45              Director, Executive Vice
                                           President, Corporate Research

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (continued)

NAME                         AGE             POSITION
----                         ---             --------

Alice J. Horowitz           41               Director and Vice President of
                                             Polymer West Coast branch

Boris Jody                  81               Director

Jascha J. Gurevitz          82               Director

Anna Dichter                87               Secretary, Treasurer

Terry J. Wolfgang           39               Director

Dr. Mohan Sanduja           65               Vice President, R & D
                                             Director

Clare Chamow                66               Vice President, Office Management

Harriet Finger              58               Controller

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (continued)

Jascha J. Gurevitz was elected as a Director of the Company in 2000. Currently, Mr. Gurevitz is retired. Previously, Mr. Gurevitz worked for Central News Agency of Johannesburg, South Africa from 1958 through 1990 as manager of their New York office.

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

Harriet Finger joined the Company in 1991 as a bookkeeper. She was later made controller and devotes full time to overseeing the day to day finances of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and holders of more than 10% of Polymer's Common Stock ot file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of Polymer's securities. Polymer believes that, during 2000, its directors, executive officers and 10% shareowners complied with all Section 16(a) filing requirements. In making this statement, Polymer has relied upon examination of the copies of Forms 3, 4 and 5 provided to Polymer and the written representations of its directors, executive officers and stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the years ended December 31, 2000, 1999 and 1998 to the chief executive officer and those three executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 2000.

                                               SUMMARY COMPENSATION TABLE


                                                                                             LONG TERM COMPENSATION
                                                                                             ----------------------

                       ANNUAL COMPENSATION                                          AWARDS                PAYOUTS
                ---------------------------------------------------------     ---------------------
  (a)                      (b)           (c)       (d)             (e)             (f)          (g)       (h)           (i)
NAME                                                               OTHER       RESTRICTED ECURITIES
AND                                                               ANNUAL         STOCK     UNDERLYING     LTIP       ALL OTHER
PRINCIPAL                                                         COMPEN-        AWARDS     OPTIONS/     PAYOUTS     COMPEN-
POSITION                  YEAR       SALARY ($)   BONUS($)       SATION($)         ($)       SAR'S(#)       ($)      SATION ($)
                                                                   (1)
------------------------------------------------------------------------------------------------------------------------------------
CARL HOROWITZ             2000       $180,440    $      -0-           -0-       $53,125      -0-        $  -0-       $    -0-
CEO, PRESIDENT            1999        174,414           -0-         12,812       50,000      -0-           -0-            -0-
                          1998        170,000           -0-         13,233         -0-       -0-           -0-            -0-

IRENE HOROWITZ            2000        141,388           -0-           -0-        53,125      -0-           -0-            -0-
SENIOR VICE               1999        164,873           -0-           -0-        50,000      -0-           -0-            -0-
PRESIDENT                 1998        180,703           -0-           -0-          -0-       -0-           -0-            -0-

JOHN M. RYAN              2000         247,178          -0-           -0-          -0-       -0-           -0-            -0-
EXECUTIVE VICE            1999         272,486          -0-           -0-        20,000      -0-           -0-            -0-
PRESIDENT                 1998         276,984        12,324          -0-          -0-       -0-           -0-            -0-

MOHAN SANDUJA             2000         128,180          -0-           -0-          -0-       -0-           -0-            -0-
VICE PRESIDENT            1999         126,897          -0-           -0-          -0-       -0-           -0-            -0-
RESEARCH AND              1998         125,367         1,500          -0-          -0-       -0-           -0-            -0-
DEVELOMENT

(1) Represents premiums on officer's life insurance policy in which Mr. Horowitz had the right to designate the beneficiary.

STOCK OPTIONS

No executive officer owns any stock options.

EMPLOYMENT AGREEMENTS

On May 17, 1998, the Company amended Mr. Horowitz's employment agreement to extend it through May 16, 2003. Additionally, Mr. Horowitz's base salary under the new agreement was $170,000 for 1998 with annual increases of $10,000 thereafter until December 31, 2002. In the final period of the agreement (January 1, 2003 through May 16, 2003) Mr. Horowitz will receive salary at the annual rate of $240,000.

On July 26, 1994 the Company entered into retirement agreements with the Company's President and Senior Vice President. The agreements set a compensation rate of 60% of the average annual compensation for the five preceding year's, payable for the remainder of the individuals' life. In addition the Company is to maintain the individuals' medical benefits.

Directors who are not employees of the Company receive a fee of $500 for each regular meeting of the Board of Directors that they attend.

Effective January 1, 1990, the Company adopted a qualified noncontributory profit sharing plan. Eligible employees must meet two requirements to become participants; attainment of age 21 and completion of one year of service with the Company. Employer contributions, if any, are determined at the Board of Directors' discretion. A percentage of the benefits vest after three years of qualifying service. The Company elected not to make any contributions for 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 9, 2001, with respect to each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, each executive officer named on the Summary Compensation table, and by all officers and directors as a group:

                                                               AMOUNT
                              NAME AND ADDRESS OF         BENEFICIALLY                PERCENTAGE
                              -------------------         ------------                ----------
TITLE OF CLASS                BENEFICIAL OWNER                 OWNED                  OF CLASS
--------------               -------------------              -----                  ----------

Common stock                  Carl Horowitz                    698,593 (1)             36.3%(1)
$.01 par value                2719 Whitman Drive
                              Brooklyn, NY  11234






ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT (continued)

                                                               AMOUNT
                              NAME AND ADDRESS OF         BENEFICIALLY                PERCENTAGE
                              -------------------         ------------                ----------
TITLE OF CLASS                BENEFICIAL OWNER                 OWNED                  OF CLASS
--------------               -------------------              -----                  ----------


                              Irene Horowitz                   412,548 (1)              21.4%(1)
                              2719 Whitman Drive
                              Brooklyn, NY  11234

                              John M. Ryan                      49,069                   2.5%
                              3035 Lonni Lane
                              Merrick, N.Y.  11566

                              Alice J. Horowitz                 21,602                   1.1%
                              3046 West Tonopah Drive
                              Phoenix, Arizona  85027

                              Boris Jody                           -0-                  -0-%
                              4301 N. Ocean Blvd.
                              Boca Raton, Fl.

                              Jaschsa J. Gurevitz                  -0-                  -0-%
                              155 East 93rd Street, Apt 3A
                              New York, NY 10028

                              Anna Dichter                       1,800                   .1%
                              1757 E. 54th Street
                              Brooklyn, N.Y.

                              Terry J. Wolfgang                  3,700                   .2%
                              440 West End Avenue
                              New York, N.Y.  10750

                              Dr. Mohan Sanduja                  1,000                   .1%
                              144-90 91st Avenue
                              Flushing, N.Y.

                              Clare Chamow                         400                  -0-%
                              5613 Fillmore Avenue
                              Brooklyn, N.Y. 11234

                              Harriet Finger                       420                  -0-%
                              3310 Nostrand Avenue
                              Brooklyn, N.Y. 11229




                              All executive officers and
                              Directors as a group (10
                               in number)                      960,563                 49.9%

     (1) Includes 228,569 share jointly held by Carl and Irene Horowitz, but excludes shares individually held by the other.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      NONE

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       Exhibit   Description

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

         (10.1) Employment Contract of Carl Horowitz, the Company's President, dated March 17, 1998 (filed with 1998 Form 10K).*

         (10.3) Retirement benefits agreement between the Company and Carl Horowitz, dated July 26, 1994 (incorporated by reference as previously filed with the United States Security and Exchange Commission in March, 1995 with Form 10K).*

         (10.4) Retirement benefits agreement between the Company and Irene Horowitz, dated July 26, 1994 (incorporated by reference as previously filed with the United States Security and Exchange Commission in March, 1995 with Form 10K).*


         (10.5) Term Loan and revolving credit facility documents dated March 20, 2000 between registrant and Dime Savings Bank (incorporated by reference as previously filed with the United States Security and Exchange Commission on May 8, 2000 with Form 10-QSB).

         (16.1) Former Accountants' letter the Commission (incorporated by reference as previously filed with the United States Security and Exchange Commission on Febrary 26, 2001 with Form 8-K).
__________________________
*      Management Contract

         (b)      Reports of Form 8-K.

                        NONE

                        POLYMER RESEARCH CORP. OF AMERICA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                  Page

Report of Independent Accountants                                                            F-2 - F-3

Balance Sheets at December 31, 2000 and 1999                                                 F-4 - F-5

Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998                                                                   F-6

Statements of Comprehensive Income for the Years
Ended December 31, 2000, 1999 and 1998                                                             F-7

Statements of Stockholders' Equity for the Years Ended
December 31, 2000, 1999 and 1998                                                                   F-8

Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998                                                             F-9 -F-10

Notes to Financial Statements                                                               F-11- F-22

Financial Statement Schedules
For the Years Ended December 31, 2000, 1999 and 1998:

Report of Independent Accountants on Financial Statement Schedules                                F-23

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

                                       F-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Stockholders and Board of Directors
Polymer Research Corp. of America
Brooklyn, New York


We have audited the accompanying balance sheet of Polymer Research Corp. of America at December 31, 2000, and the related statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Polymer Research Corp. of America at December 31, 1999, were audited by other auditors whose report dated February 16, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polymer Research Corp. of America at December 31, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                            GOLDSTEIN & GANZ, CPA's, P.C.

Great Neck, New York
April 3, 2001

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors
Polymer Research Corp. of America
Brooklyn, New York


We have audited the accompanying balance sheets of Polymer Research Corp. of America at December 31, 1999 and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polymer Research Corp. of America at December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.




                             CASTELLANO, KORENBERG & CO. CPAs, P.C.

Hicksville, New York
February 16, 2000

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                                               ASSETS

                                                                                    2000            1999
                                                                                    ----            ----
CURRENT ASSETS:
    Cash and cash equivalents                                                    $    695,585       $1,156,778
    Cash - restricted                                                                  30,000              -0-
    Certificates of deposit                                                              -0-           235,246

    Investment securities available
     for sale                                                                             -0-          292,396
    Accounts receivable, less allowance for
     doubtful accounts of $-0- for 2000 and 1999                                     281,661           306,429

    Inventories                                                                      124,719          116,028

    Deferred tax charge                                                                33,600          127,500
    Prepaid and refundable income taxes                                               203,405          188,578
    Prepaid expenses and other current assets                                             -0-           37,605
                                                                                  -----------      -----------

         Total Current Assets                                                       1,368,970        2,460,560
                                                                                  -----------      -----------

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation of $1,107,628 and
     $1,022,917, respectively                                                       2,673,779        2,740,195
                                                                                 ------------      -----------

OTHER ASSETS:
    Cash - restricted, non-current                                                    120,000              -0-
    Deferred financing costs, less accumulated
       amortization of $10,723 and $3,819, respectively                                   -0-           10,723
    Security deposits                                                                   1,195            1,195
                                                                               --------------    -------------

                                                                                   $4,163,944       $5,212,673
                                                                               ==============    =============







                       See Notes to Financial Statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   2000              1999
                                                                                   ----              ----
CURRENT LIABILITIES:
    Note payable - bank                                                       $      50,000  $           -0-
    Current maturities of term loan                                                 100,000              -0-
    Current maturities of long-term debt                                                613            6,960

    Current maturities of mortgage payable                                              -0-          967,082
    Accounts payable                                                                 19,991           81,696

    Deferred revenue                                                                290,000          206,332

    Accrued expenses and other current
     liabilities                                                                    234,574          272,364
                                                                              -------------     ------------

         Total Current Liabilities                                                  695,178        1,534,434
                                                                              -------------      -----------

LONG-TERM LIABILITIES:
    Mortgage payable, less current maturities                                           -0-          450,000
    Term loan, less current maturities                                              341,667              -0-
    Long-term debt, less current maturities                                             -0-              609
                                                                              -------------     -------------

         Total Liabilities                                                        1,036,845         1,985,043
                                                                              -------------     -------------

STOCKHOLDERS' EQUITY:
    Common stock - $.01 par value;  4,000,000 shares
     authorized;  1,925,784 and
     1,825,784 shares issued at December 31, 2000 and
     1999, respectively                                                              19,257           18,257
    Capital in excess of par value                                                3,504,978        3,399,728

    Accumulated deficit                                                            (379,375)         (158,466)

    Accumulated other comprehensive loss                                                -0-           (24,389)
                                                                              -------------     -------------
                                                                                  3,144,860         3,235,130

Less:  Treasury stock, at cost - 22,140 and
         12,140 shares in 2000 and 1999, respectively                                17,761             7,500
                                                                              -------------     -------------

         Total Stockholders' Equity                                               3,127,099         3,227,630
                                                                              -------------     -------------

                                                                                 $4,163,944        $5,212,673
                                                                              ==============    =============



                       See Notes to Financial Statements.
                                       F-5

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                     2000        1999               1998
                                                     ----        ----               ----
NET REVENUES:
         Research                             $ 4,398,948    $ 3,814,145     $ 4,554,400
         Production                               672,293      1,022,012       1,092,789
                                              -----------    -----------     -----------
                                                5,071,241      4,836,157       5,647,189
                                              -----------    -----------     -----------
COST OF REVENUES:
         Research                               1,065,046       1,090,261      1,048,560
         Production                               609,639        573,862         789,915
                                              -----------    -----------     -----------
                                                1,674,685      1,664,123       1,838,475
                                              -----------    -----------     -----------

GROSS PROFIT                                    3,396,556      3,172,034       3,808,714

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                       3,497,672      3,303,995       3,310,032
                                              -----------    -----------     -----------

(LOSS) INCOME FROM OPERATIONS                    (101,116)      (131,961)        498,682
                                              -----------    -----------     -----------

OTHER INCOME (EXPENSE):
         Interest income                           41,664         85,652          92,687
         Interest expense                         (96,440)      (152,321)       (154,241)
         Realized (loss) gain on investment
          in marketable securities                (11,044)        (1,088)          7,037
                                              -----------    -----------     -----------

                  Total Other Expense             (65,820)       (67,757)        (54,517)
                                              -----------    -----------     -----------

(LOSS) INCOME BEFORE (BENEFIT FROM)
 PROVISION FOR INCOME TAXES                      (166,936)      (199,718)        444,165

(BENEFIT FROM) PROVISION FOR INCOME
 TAXES                                             53,973        (63,673)        201,845
                                              -----------    -----------     -----------

NET (LOSS) INCOME                             $  (220,909)   $  (136,045)    $   242,320
                                              ===========    ===========     ===========

BASIC (LOSS) EARNINGS PER SHARE               $      (.12)   $      (.08)    $       .15*
                                              ===========    ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                    1,814,151      1,774,904      1,665,965*
                                              ===========    ===========     ===========

* Restated for 1999 5% stock dividend.

                       See Notes to Financial Statements.
                                       F-6

                        POLYMER RESEARCH CORP. OF AMERICA
                    STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                2000       1999         1998
                                                                ----       ----         ----

NET (LOSS) INCOME                                          $(220,909)    $(136,045)   $ 242,320
                                                           ---------    ---------    ---------

OTHER COMPREHENSIVE (LOSS) INCOME,
 NET OF TAX:
         Unrealized (loss) gain during the period                -0-      (55,359)      10,543
         Reclassification adjustment for losses (gains),
          included in net income                              49,489        1,088       (3,525)
                                                           ---------    ---------    ---------


                Other Comprehensive (Loss) Income,
                 Before Tax                                  (49,489)     (54,271)       7,018

         Deferred Tax Expense (Benefit)                       25,100      (25,100)         -0-
                                                           ---------    ---------    ---------

OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX                                                   24,389      (29,171)       7,018
                                                           ---------    ---------    ---------

COMPREHENSIVE (LOSS) INCOME                                $(196,520)   $(165,216)   $ 249,338
                                                           =========    =========    =========





                       See Notes to Financial Statements.
                                       F-7

                        POLYMER RESEARCH CORP. OF AMERICA
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                                                         Common Stock, $.01
                                                                                  Par Value
                                                               4,000,000 Shares Authorized            Capital            Retainerd
                                                             -----------------------------          in Excess             Earnings
                                                             Shares Issued          Amount            of Par             Deficit)
                                                             -------------       -------------     ------------     ---------------
Balance, December 31, 1997                                    1,580,548           $    15,805       $2,850,332       $     111,029

Net Income                                                          -0-                   -0-              -0-             242,320

Stock Bonus Issued                                               30,800                   308           85,007                 -0-

Stock Dividend                                                   74,436                   744          185,346           (186,090)

Other Comprehensive Income, Net of Tax                              -0-                   -0-              -0-                 -0-
                                                             -------------       -------------     ------------     ---------------
Balance, December 31, 1998                                    1,685,784                16,857        3,120,685             167,259
                                                             -------------       -------------     ------------     ---------------
Net Loss                                                            -0-                   -0-              -0-           (136,045)

Stock Bonus Issued                                              140,000                 1,400          138,600                 -0-

Stock Dividend                                                      -0-                   -0-          140,443           (189,680)

Other Comprehensive Loss, Net of Tax                                -0-                   -0-              -0-                 -0-
                                                             -------------       -------------     ------------     ---------------
Balance, December 31, 1999                                    1,825,784                18,257        3,399,728           (158,466)
                                                             -------------       -------------     ------------     ---------------
Net Loss                                                            -0-                   -0-              -0-           (220,909)

Stock Bonus Issued                                              100,000                 1,000          105,250                 -0-
Acquisition of Treasury Stock                                       -0-                   -0-              -0-                 -0-

Other Comprehensive Income, Net of Tax                              -0-                   -0-              -0-                 -0-
                                                             -------------       -------------     ------------     ---------------
Balance, December 31, 2000                                    1,925,784          $     19,257       $3,504,978       $   (379,375)
                  === ====                                   =============      =============      ==========       ==============








                                                                  Accumulated
                                                                        Other       Treasury Stock - At Cost
                                                                Comprehensive       ------------------------
                                                                (Loss) Income       Shares           Amount
                                                              ----------------      ---------     -------------
Balance, December 31, 1997                                     $      (2,236)        91,837        $   (56,737)

Net Income                                                                -0-           -0-                 -0-

Stock Bonus Issued                                                        -0-           -0-                 -0-

Stock Dividend                                                            -0-           -0-                 -0-

Other Comprehensive Income, Net of Tax                                  7,018            -0                 -0-
                                                              ----------------      ---------     -------------
Balance, December 31, 1998                                              4,782        91,837            (56,737)
                                                              ----------------      ---------     -------------
Net Loss                                                                  -0-           -0-                 -0-

Stock Bonus Issued                                                        -0-           -0-                 -0-

Stock Dividend                                                            -0-      (79,697)              49,237

Other Comprehensive Loss, Net of Tax                                 (29,171)           -0-                 -0-
                                                              ----------------      ---------     -------------
Balance, December 31, 1999                                           (24,389)        12,140             (7,500)
                                                              ----------------      ---------     -------------
Net Loss                                                                  -0-           -0-                 -0-

Stock Bonus Issued                                                        -0-           -0-                 -0-
Acquisition of Treasury Stock                                             -0-        10,000            (10,261)

Other Comprehensive Income, Net of Tax                                 24,389           -0-                 -0-

Balance, December 31, 2000                                      $         -0-        22,140          $ (17,761)
                  === ====                                      ========== =         ======          =========


                       See Notes to Financial Statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                               2000                  1999                 1998
                                                                               ----                  ----                 ----
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                             $5,119,242           $4,484,959            $5,779,942
     Interest received                                                            41,664               85,652                92,687
                                                                           -------------        -------------          ------------
         Cash Provided By Operating Activities                                 5,160,906            4,570,611             5,872,629
                                                                             -----------          -----------            ----------

     Cash paid for merchandise                                                 (1,692,984)          (1,615,653)          (1,790,321)
     Cash paid to suppliers and employees                                     (3,287,836)           (3,255,865)          (3,298,625)
     Interest paid                                                               (96,440)             (152,321)            (154,241)
     Income taxes paid                                                               -0-              (139,350)            (207,514)
                                                                         ---------------           -----------          -----------
         Cash Disbursed For Operating Activities                               (5,077,260)          (5,163,189)          (5,450,701)
                                                                               ----------          ----------            ----------

                      NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                                            83,646              (592,578)             421,928
                                                                           -------------           -----------          -----------


    CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity of certificates of deposit                           235,246              932,000                  -0-
Proceeds from sale of marketable securities                                      330,841              276,108               95,610
                                                                            ------------          -----------         ------------
         Cash Provided By Investing Activities                                   566,087            1,208,108               95,610
                                                                            ------------           ----------         ------------

     Purchase of certificates of deposit                                             -0-                  -0-              (553,223)
     Purchase of marketable securities                                               -0-             (241,447)              (10,956)
     Purchase of property and equipment                                           (18,295)                -0-               (37,095)
                                                                             ------------     ---------------          ------------
         Cash Disbursed For Investing Activities                                  (18,295)           (241,447)             (601,274)
                                                                             ------------          -----------          -----------

                  NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                                           547,792              966,661              (505,664)
                                                                            ------------          -----------          ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable - bank                                            50,000                  -0-                  -0-
                                                                           -------------      ---------------     ----------------
         Cash Provided By Investing Activities                                    50,000                  -0-                  -0-
                                                                           -------------      ---------------     ----------------

     Principal payments on mortgage payable                                      (917,082)            (34,688)             (31,244)
     Principal payments on long-term borrowings                                   (65,288)             (5,855)                 -0-
     Purchase of treasury stock                                                   (10,261)                -0-                  -0-
                                                                            -------------     ---------------     ----------------
         Cash Disbursed For Financing Activities                                 (992,631)             (40,543)             (31,244)
                                                                             ------------         ------------         ------------

                  NET CASH (USED IN) FINANCING
                  ACTIVITIES                                                     (942,631)             (40,543)             (31,244)
                                                                             ------------          -----------          -----------

                  NET (DECREASE) INCREASE IN CASH                                (311,193)            333,540              (114,980)

                  CASH, BEGINNING OF YEAR                                      1,156,778              823,238               938,218
                                                                             -----------          -----------           -----------

                  CASH, END OF YEAR                                          $   845,585           $1,156,778            $  823,238
                                                                             ===========           ==========            ==========

                       See Notes to Financial Statements.
                                       F-9

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                       2000               1999                1998
                                                                                       ----               ----                ----
 RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
-----------------------------------------------------------------------------
    NET (LOSS) INCOME                                                                $  (220,909)      $ (136,045)        $242,320
                                                                                     -----------       ----------         --------


    ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:

       Bonus paid through issuance of stock                                             106,250           140,000           85,315
       Depreciation and amortization                                                     95,434            88,103           86,363
       Bad debt expense                                                                  60,435               120            3,605
       Realized loss (gain) on investment
        in marketable securities                                                         11,044             1,088           (7,037)

    Changes in assets (increase) decrease:
       Accounts receivable                                                              (35,667)          (60,880)        (111,447)
       Inventories                                                                       (8,691)          (12,898)          (3,476)
       Deferred tax charge                                                               68,800           (63,400)         (39,000)
       Prepaid and refundable income taxes                                              (14,827)          (188,578)            -0-
       Prepaid expenses and other current assets                                         37,605           (24,427)           4,326
       Security deposits                                                                    -0-               -0-           (1,195)

    Changes in liabilities increase (decrease):
       Accounts payable                                                                 (61,705)            7,408           (1,260)
       Deferred revenue                                                                  83,668          (290,318)         244,200
       Income taxes payable                                                                 -0-           (89,431)          33,331
       Accrued expenses and other current liabilities                                    (37,791)          36,680         (114,117)
                                                                                   -------------    -------------     ------------

                 Total Adjustments                                                      304,555          (456,533)         179,608
                                                                                   ------------       -----------     ------------

                      NET CASH PROVIDED BY (USED IN)
                      OPERATING ACTIVITIES                                         $     83,646        $ (592,578)     $   421,928
                                                                                   ============        ==========      ===========

    SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    -------------------------------------------------------

             Stock dividend paid                                                $           -0-        $  189,680      $   186,090
                                                                                ===============        ==========      ===========

             Other comprehensive income (loss), net of tax                      $        24,389        $  (29,171)     $     7,018
                                                                                ===============        ==========      ===========

             Equipment acquired under long-term financing                       $           -0-        $   13,424      $      -0-
                                                                                ===============       ===========   ==============

             Stock bonus paid                                                   $       106,250        $  140,000      $    85,315
                                                                                ===============        ==========      ===========



                       See Notes to Financial Statements.
                                      F-10

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

                Revenue Recognition

                Revenue from research contracts is recognized upon satisfaction of the following two criteria: first, client approval of performance of a specific stage of the contract and second, when collection of the resulting revenue is assured. Revenue from production is recognized when the product is shipped for sale to customers.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 1 -        Summary of Significant Accounting Policies (continued).
                -----------------------------------------------------

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

                The Company capitalizes leased equipment when the terms of the lease result in the transfer to the Company of substantially all of the benefits and risks of ownership of the equipment.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 1 -        Summary of Significant Accounting Policies (continued).
                -----------------------------------------------------

                Property and Equipment (continued).
                ---------------------------------

                Depreciation and amortization of property and equipment is provided utilizing both the straight-line and accelerated methods over the estimated useful lives of the respective assets as follows:

                Land improvements                                 20 years
                Building and building improvements                40 years
                Transportation equipment                      3 to 5 years
                Machinery and equipment                            5 years
                Furniture and fixtures                       5 to 10 years
                Office equipment                                   5 years

                Deferred Financing Costs

                Costs incurred in obtaining the mortgage used to finance the purchase of buildings were capitalized and amortized over the term of the related obligation utilizing the straight-line method.

                Deferred Revenue

                The Company records as deferred revenue payments received for research contracts prior to the culmination of the revenue process.

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

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 1 -        Summary of Significant Accounting Policies (continued).
                -----------------------------------------------------

                Earnings Per Share
                In 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings Per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share are computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, restricted stock, warrants and convertible securities. Basic earnings per share amounts for all periods have been presented.

                Comprehensive Income
                In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 was adopted by the Company, effective January 1, 1998.

                Reclassifications
                Certain accounts relating to the prior years have been reclassified to conform to the current year's presentation. These reclassifications have no effect on previously reported income.

Note 2 -        Investment Securities

                At December 31, 2000, the Company had liquidated its investment in securities in connection with the repayment of the building mortgage.

                At December 31, 1999, the investment securities portfolio was comprised of securities classified as available for sale, in conjunction with FASB 115, resulting in investment securities available for sale being carried at market value.

                The amortized cost and fair values of investment securities available for sale at December 31, 1999 were:


                                                                      Gross           Gross
                                                     Amortized      Unrealized     Unrealized Fair
                                                       Cost             Gains           Losses           Value
                                                 ---------------   -------------   ---------------- ------------
                U.S. Treasury securities             $  35,131    $         -0-   $   (1,056)       $    34,075
                Obligations of other U.S.
                 government agencies                   207,952              -0-       (8,223)           199,729
                 Other  securities                      97,110              -0-      (38,518)            58,592
                                                     ---------    --------------   -----------      ------------

                                                     $ 340,193    $         -0-    $ (47,797)        $  292,396
                                                     =========    =============    ===========       ===========


                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 3 -        Inventories

                Inventories at December 31, 2000 and 1999 was comprised of the following:

                                                           2000              1999
                                                           ----              ----

                Raw materials                            $   122,007      $   107,883
                Finished goods                                 2,712            8,145
                                                        ------------   --------------

                                                         $   124,719      $   116,028
                                                         ===========      ===========

Note 4 -        Property and Equipment

                Property and equipment at December 31, 2000 and 1999 was comprised of the following:


                                                           2000              1999
                                                           ----              ----

                Land                                     $   450,000      $   450,000
                Land improvements                             80,211           80,211
                Building                                   2,550,000        2,550,000
                Building improvements                        301,880          289,505
                Machinery and equipment                      243,404          238,904
                Furniture and fixtures                       113,268          108,965
                Office equipment                              42,644           45,527
                                                        ------------    -------------
                                                           3,781,407        3,763,112
                Less:  Accumulated depreciation
                           and amortization                1,107,628        1,022,917
                                                         -----------      -----------

                                                          $2,673,779       $2,740,195
                                                          ==========       ==========

                Depreciation and amortization expense related to property and equipment amounted to $84,711, $87,740 and $86,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 5 -        Note Payable - Bank
                -------------------

                The Company has been provided a $250,000 revolving bank line of credit. Interest is payable monthly at 1% above the bank's prime rate. At December 31, 2000, the Company had $50,000 outstanding on the line of credit. The lending arrangement is secured by substantially all assets of the Company and expires March 2001.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 6 -        Term Loan Payable

                On March 20, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company drew down the entire term loan facility on June 2, 2000 in connection with the balloon payment due on the building mortgage. The term loan is payable in sixty equal monthly principal installments of $8,333 plus interest at 8.5% per annum through May 31, 2005. At December 31, 2000, the balance due under the term loan aggregated $441,667. The Company was required to place $150,000 into a money market account to collateralize the loan. The bank has agreed to release annually an equal portion of the collateral over the five year term of the agreement. The lending arrangement is also secured by substantially all assets of the Company. In addition, the lending arrangement requires the Company to maintain certain financial covenants including minimum tangible net worth and annual cash flow minimums. At December 31, 2000 the Company was not in compliance with certain of these covenants.

                Aggregate maturities of the term loan payable are as follows:

                Year Ending December 31:
                -----------------------
                        2001                       $    100,000
                        2002                            100,000
                        2003                            100,000
                        2004                            100,000
                        2005                             41,667
                                                  -------------

                                                    $   441,667

Note 7 -        Long - Term Debt
                ----------------

                Long - term debt at December 31, 2000 and 1999 was comprised of the following:

                                                                                    2000             1999
                                                                                    ----             ----
                Installment loan payable - in equal monthly installments of $613 with interest at 9% per annum through January, 2001,

                secured by all related equipment.                                $        613    $     7,972

                Less: Unamortized discount                                                -0-            403
                                                                                 ------------    -----------
                                                                                          613          7,569

                Less: Current maturities                                                  613          6,960
                                                                                 ------------    -----------

                                                                                 $       -0-      $      609
                                                                                 ============    ===========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 8 - Mortgage Payable

                 During June, 2000, the Company repaid, in a balloon payment of $1,398,330, the outstanding balance on the building mortgage. To fund this repayment the Company sold certain investment securities (see Note 2), drew down on the term loan (see Note
                 6) and utilized available cash.

Note 9 -        Deferred Revenue

                At December 31, 2000 and 1999 the Company received research contract payments not yet earned aggregating $290,000 and $206,332, respectively.

Note 10 -       Commitments and Contingencies

                Litigation
                At December 31, 2000, the Company is a defendant in various lawsuits, which arose, in the ordinary course of business. At December 31, 2000, the Company recorded $125,500 in current liabilities as a provision for legal expenses and potential unfavorable rulings in certain of these cases. It is management's opinion that the outcome from such lawsuits will not have a material effect on the Company's financial position.

                Retirement Agreements
                On July 26, 1994 the Company entered into retirement agreements with the Company's President and Senior Vice President. The agreements set a compensation rate of 60% of the average annual compensation for the five preceding year's, payable for the remainder of the individuals' life. In addition the Company is to maintain the individuals' medical benefits.

                 On May 17, 1998, the Company amended Mr. Horowitz's  employment agreement to extend it through May 16, 2003. Additionally, Mr. Horowitz's base salary under the new agreement was $170,000 for 1998 with annual increases of $10,000 thereafter until December 31, 2002. In the final period of the agreement (January 1, 2003 through May 16, 2003) Mr. Horowitz will receive salary at the annual rate of $240,000.

                Leases
                The Company has entered into various noncancellable operating leases requiring future minimum lease payments as follows:

                       Years Ending December 31:
                       ------------------------
                                  2001                        $     53,202
                                  2002                              39,761
                                  2003                              20,263
                                                             -------------
                                                              $    113,226

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS


                Lease expense charged to operations for the years ended December 31, 2000 and 1999 amounted to $56,088 and $43,997, respectively.

                During 2000, the Company entered into a new lease for an office and research facility in Phoenix, Arizona under a noncancellable operating lease requiring minimum rental payments for the year ending December 31, 2001 of $26,100. In addition, the lease provides for escalation clauses for increases in real estate taxes and building maintenance.

                Rent expense charged to operations for the years ended December 31, 2000 and 1999 amounted to $22,681 and $10,832, respectively.

Note 11 -       Stock Dividends

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

                Per share data have been restated for the effects of the 1999 and 1998 stock dividends.

Note 12 -       Shareholders Rights Plan

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

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 12 -       Shareholders Rights Plan (continued)

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

Note 13 -       Stock Bonuses

                On December 27, 2000, the Company issued as a bonus to certain officers, 100,000 restricted shares of the Company's stock. The shares have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The Company valued the shares issued at $1.0625 per share aggregating $106,250.

                On April 12, 1999, the Company issued as a bonus to certain officers, 140,000 restricted shares of the Company's stock. The shares have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The Company valued the shares issued at $1.00 per share aggregating $140,000.

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

Note 14 -       Provision For (Benefit From) Income Taxes

                The provision for (benefit from) income taxes is summarized as follows:

                                                 2000             1999           1998
                                                 ----             ----           ----
                Current:
                -------
                 Federal                      $       -0-       $  (24,159)    $   154,381
                 State and local                   (14,827)         23,886          86,464
                                              -------------    -----------    ------------
                                                   (14,827)          (273)         240,845
                                              -------------    -----------    ------------
                Deferred:
                --------
                 Federal                           68,800          (39,400)       (23,900)
                 State and local                     -0-           (24,000)       (15,100)
                                              -------------    -----------    ------------
                                                   68,800          (63,400)       (39,000)
                                              -------------    -----------    ------------
                                               $    53,973       $ (63,673)    $  201,845
                                              =============    ===========    -===========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS


Note 14 -       Provision For (Benefit From) Income Taxes (continued)
                -----------------------------------------------------

                The reconciliation between the maximum effective income tax rates with federal statutory tax rates for the year ended December 31, 2000 and the rates reflected in the accompanying financial statements is as follows:

                Income tax (benefit) at U.S. statutory rates      $   (56,758)
                Increase (decrease) in federal income
                      tax expense resulting from:
                Federal tax arising from non-deductible
                      financial statement expenses                    102,400

                State and local taxes                                   8,331
                                                                  ------------

                Provision for  Income Taxes                       $    53,973
                                                                  ===========

Note 15 -       Industry Segments

                The Company's operations are classified into the following two industry segments: Research - Providing laboratory research services in the area of polymer chemistry, and Production -the Manufacturing and sale of products arising from research activities and the sale of textile printing inks and accessories.

                Selected financial information on industry segments for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                                        2000                   1999               1998
                                                                        ----                   ----               -----
NET REVENUES:
         Research                                                   $4,398,948            $ 3,814,145         $ 4,554,400
         Production                                                    672,293              1,022,012           1,092,789
                                                                    -----------          ------------         ------------

                  Total Net Revenues                                $5,071,241            $ 4,836,157         $ 5,647,189
                                                                    ==========           ============         ============

GROSS PROFIT:
         Research                                                   $3,333,902            $ 2,723,884         $ 3,505,840
         Production                                                     62,654                448,150             302,874
                                                                    -----------          ------------         ------------
                  Total Gross Profit                                 3,396,556              3,172,034           3,808,714

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                            3,497,672              3,303,995           3,310,032
                                                                    -----------          ------------         ------------

(LOSS) INCOME FROM OPERATIONS                                       $ (101,116)           $  (131,961)        $   498,682
                                                                    ===========           ============        ============

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS


Note 15 -       Industry Segments (continued)

                                                                        2000                   1999               1998
                                                                        ----                   ----               -----
CAPITAL EXPENDITURES:
         Research                                                  $     7,592          $       5,571         $      8,901
         Production                                                      3,659                  2,685                4,289
         Corporate                                                       7,044                  5,168               23,905
                                                                  ------------         --------------        -------------

                  Total                                            $    18,295           $     13,424         $     37,095
                                                                  ============           ============         ============

DEPRECIATION AND AMORTIZATION:
         Research                                                  $      35,155         $     36,412         $     35,690
         Production                                                       16,942               17,548               17,200
         Corporate                                                        43,337               33,780               33,110
                                                                  --------------        -------------        -------------

                  Total                                            $      95,434         $     87,740         $     86,000
                                                                   =============         ============         ============

IDENTIFIABLE ASSETS:
                                                                                         December 31,
                                                                           ------------------------------
                                                                           2000                       1999
                                                                           ----                       ----
         Research                                                     $1,089,693                   $1,225,237
         Production                                                      931,553                      849,921
         Corporate                                                     2,142,698                    3,137,515

                  Total                                               $4,163,944                   $5,212,673
                                                                       ==========                  ==========

Net income from operations represents net sales less operating expenses for each segment and corporate expenses, which are not directly attributable to any segment. Segment identifiable assets include accounts receivable, inventories and property and equipment for use in, or directly attributable to, the individual segments. Corporate identifiable assets include cash, property and equipment and other assets, which are not directly attributable to any individual segment.

There was no individual customer from which the Company derived 10% or more of its revenues during the periods presented.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS


Note 16 -        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2000 and 1999 were comprised of the following:

                                                                                     2000             1999
                                                                                     ----             ----

                 Accrued provision for legal proceedings                          $   125,500       $  162,500
                 Accrued vacation                                                      43,728           27,689
                 Accrued professional fees                                             35,000           36,000
                 Other accruals                                                        30,346           46,175
                                                                                -------------     ------------

                                                                                  $   234,574       $  272,364
                                                                                  ===========       ==========

Note 17 -        Profit Sharing Plan

Profit sharing expense under the Company's noncontributory profit sharing plan charged to operations amounted to $4,446 for the year ended December 31, 2000 and $-0- for the years ended December 31, 1999 and 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To The Stockholders and Board of Directors
Polymer Research Corp. of America
Brooklyn, New York


Our report on the audit of the basic financial statements of Polymer Research Corp. of America for the year 2000, appears on page F-2. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for 1999 and 1998 was audited by other auditors whose report dated February 16, 2000 appears on page F-3 and expressed an unqualified opinion on that information.

The accompanying supplementary information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for 2000 and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.







                                                  Goldstein & Ganz, CPA's, P.C..



Great Neck, New York
April 3, 2001


                                         POLYMER RESEARCH CORP. OF AMERICA
                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                                Column B    Column C                    Column D       Column E
--------                                --------    --------                    --------       --------
                                                    Additions
                                                    ----------------------
                                        Balance at  Charged to    Charged
                                        Beginning   Costs and     to Other                     Balance at
                                        Of Year     Expenses      Accounts      Deductions     End of Year
                                        -------     --------      --------      ----------     -----------

Allowance for Doubtful Accounts:
-------------------------------

Year ended  December 31, 2000          $ -0-        $ 60,435      $ -0-         $ 60,435           $ -0-
                                       -----        --------      ----          --------           -----
Year ended  December 31, 1999          $ -0-        $ 120         $ -0-         $ 120              $ -0-
                                       -----        --------      -----         --------           -----
Year ended  December 31, 1998          $ -0-        $ 3,605       $ -0-         $ 3,605            $ -0-
                                       -----        --------      -----         --------           -----

Reserve for Sales Credits:
-------------------------

Year ended  December 31, 2000          $ -0-        $ -0-         $ -0-         $ -0-             $ -0-
                                       -----        --------      ----          --------           -----
Year ended  December 31, 1999          $ -0-        $ -0-         $ -0-         $ -0-             $ -0-
                                       -----        --------      ----          --------           -----
Year ended  December 31, 1998          $ -0-        $ -0-         $ -0-         $ -0-             $ -0-
                                       -----        --------      ----          --------           -----


                        POLYMER RESEARCH CORP. OF AMERICA
                        SCHEDULE X - SUPPLEMENTARY INCOME
                              STATEMENT INFORMATION


                                                             Charged To Costs and Expenses
                                                             -----------------------------
                                                                     December 31,
                                                                     ------------
                                                       2000              1999               1998
                                                       ----              ----               ----


1. MAINTENANCE AND REPAIR                          $   81,152      $     *             $  61,832
                                                   ----------      ------------         ---------

2. DEPRECIATION                                     $   84,711      $   87,740          $  86,000
                                                    ----------      ----------          ---------

3. TAXES, OTHER THAN PAYROLL
    AND INCOME TAXES                                      *                 *                 *

4. ROYALTIES                                              *                 *                 *

5. ADVERTISING COSTS                                      *                 *                 *

Note:  * Less than 1% of revenue.

                        POLYMER RESEARCH CORP. OF AMERICA
         SCHEDULE XI - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 2000




                       Initial Cost to  Company               Gross Amount At Which Carried
                                                                     At Close of Period
                                                          --------------------------------------







                              Land                         Land
                              Building and                 Building and
                              Improvements                 Improvements                                Accumulated    Date
Description     Encumbrances                Equipment                     Equipment       Total       Depreciation   Acquired
-----------     ----------    -----------  ---------       ------------  ---------       -----       ------------   --------
Land,
Building, and

Improvements        $ -0-      3,382,091    $     -0-       3,382,091    $     -0-     $3,382,091    $   756,326   June 4, 1990

Equipment             613           -0-        399,316            -0-       399,316       399,316        351,302     Various
                    -----      ---------     ---------     ----------    ----------    ---------      -----------

                    $ 613      $3,382,091    $ 399,316     $3,382,091    $  399,316    $3,781,407     $1,107,628
                    =====      ==========    =========     ==========    ==========    ==========     ==========






Life On Which
 Depreciation
    In Latest
     Income
     Statement
  is Computed



   20-40 Years

  3-10 Years



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              POLYMER RESEARCH CORP. OF AMERICA


                                              /s/ Carl Horowitz
                                              --------------------------------
                                              CARL HOROWITZ, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Carl Horowitz                                        April 13, 2001
----------------------------           President        ----------------------
Carl Horowitz                          CEO & Director   Date

/s/ Irene Horowitz                                      April 13, 2001
----------------------------           Senior V.P       ----------------------
Irene Horowitz                         & Director       Date

/s/  John M. Ryan                                       April 13, 2001
----------------------------           Exec V.P         ----------------------
John M. Ryan                           & Director       Date

/s/ Alice J. Horowitz                                   April 13, 2001
----------------------------           V.P. of Polymer  ----------------------
Alice J. Horowitz                      W.Coast Director Date

/s/ Jascha J. Gurevitz                                  April 13, 2001
----------------------------           Director         ----------------------
Jascha J. Gurevitz

/s/ Boris Jody                                          April 13, 2001
----------------------------           Director         ----------------------
Boris Jody                                              Date

/s/ Dr. Mohan Sanduja, PhD                              April 13, 2001
----------------------------           V.P.,R&D         ----------------------
Dr. Mohan Sanduja, PhD                 & Director       Date

/s/ Terry Wolfgang                                      April 13, 2001
----------------------------           Director         ----------------------
Terry Wolfgang                                          Date