Form 10QSB
period 2001-03-31
POLYMER RESEARCH CORP OF AMERICA
filed 2001-05-15
CIK 79424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended March  31, 2001
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

   Yes  [X]        No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      April 30, 2001                    1,925,784
--------------------------------------------------------------------------------

             POLYMER RESEARCH CORP. OF AMERICA

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
          Number
Part I - FINANCIAL INFORMATION:

                      ITEM I - FINANCIAL STATEMENTS

                      Balance Sheets:
                      March 31, 2001 (Unaudited) and
                         December 31, 2000                                   1

                      Statements of Operations:
                      Three months ended March 31, 2001
                       and 2000 (Unaudited)                                  3

                      Statements of Cash Flows:
                      Three months ended March 31, 2001
                       and 2000 (Unaudited)                                  4

                      Notes to Financial Statements                        5-8

          ITEM 2 - MANAGEMENT'S  DISCUSSION AND
                   ANALYSIS OF FINANCIAL  CONDITION
                   AND RESULTS OF OPERATIONS                              9-10


PART II - OTHER INFORMATION                                                 11

PART I - FINANCIAL INFORMATION POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000



                                      March 31,  December 31,
ASSETS                                   2001          2000
                                      (Unaudited)   (Note 1)

CURRENT ASSETS:
Cash and cash equivalents           $ 1,003,413   $   695,585
Cash - Restricted cash                   30,000        30,000
Accounts receivable,less allowances
  of $0                                 110,530       281,661
Inventories                             126,661       124,719
Prepaid expenses                                       36,974
Deferred tax charge                      33,600        33,600
Prepaid and refundable income taxes      58,346       203,405
Total current assets                  1,399,524     1,368,970

Land, Property, and Equipment-net     2,654,290     2,673,779

OTHER ASSETS:

Cash - restricted, non-curent           120,000       120,000
Security deposits                         1,195         1,195
Total other assets                      121,195       121,195

TOTAL                               $ 4,175,009   $ 4,163,944
                                      ==========     =========



The accompanying notes are an integral part of these financial statements. -------------------------------------------------------------------------------1

PART I - FINANCIAL INFORMATION POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
                                                       March 31,    December 31,
                                                          2001          2000
                                                      (Unaudited)     (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable-bank                                       50,000           50,613
Current portion of term loan                       $   100,000      $   100,000
Accounts payable                                         4,096           19,991
Accrued expenses and other
  current liabilities                                  269,074          234,574
Deferred revenue                                       258,550          290,000
Total current liabilities                              681,720          695,178
LONG-TERM LIABILITIES:
Term loan, less current maturities                     316,667          341,667
Total long-term liabilities                            316,667          341,667
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
  share, authorized 4,000,000 shares,
  issued 1,925,784 shares                               19,257           19,257
Capital in excess of par value                       3,504,978        3,504,978
Accumulated deficit                                   (329,852)        (379,375)
Less: Treasury stock, at cost
  22,140 respectively                                  (17,761)         (17,761)
Total Stockholders' Equity                           3,176,622        3,127,099
TOTAL                                              $ 4,175,009      $ 4,163,944
                                                   ===========      ===========



The accompanying notes are an integral part of these financial statements. -------------------------------------------------------------------------------2

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS FOR THE
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)
--------------------------------------------------------------------------------


                                                      2000              1999
                                                      ----              ----

Net Revenues Research                            $ 1,399,573       $ 1,291,765
Production                                           226,673           185,216
  Total                                            1,626,246         1,476,981
Cost of Revenues
  Research                                           298,443           254,243
  Production                                         200,719           157,608
Total                                                499,162           411,851
Gross Profit on Revenues                           1,127,084         1,065,130
Selling, General, and
        Administrative  Expenses                   1,016,933           807,572
Income from operations                               110,151           257,558

Other revenues (expenses):
  Investment income                                    4,780            14,764
  Interest expense                                   (10,906)          (37,118)
  Total                                               (6,126)          (22,354)

Income before income taxes                           104,025           235,204

Provision for income taxes                           (54,500)         (100,000)

Net Income                                       $    49,525       $   135,204
                                                 ===========       ===========

Basic earnings per share                         $       .03       $       .07
                                                 ===========       ===========
Weighted average
number of shares
outstanding during the period                      1,925,784         1,825,784
                                                 ===========       ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                               3

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)





OPERATIONS:                                              2001        2000


Net Income                                           $  49,525        $ 135,204
Charge not affecting funds -
  Unrealized holding losses (gains)
  Depreciation and amortization                         24,999           24,999
Funds Provided by operations                            74,524          160,203
Asset and liability management:
Accounts receivable                                    171,131          160,828
Inventories                                             (1,942)            (857)
Prepaid taxes                                          145,059
  Other current assets                                 (36,974)         (13,431)
Accounts payable                                       (15,895)         (36,507)
  Accrued expenses and other                            34,500          (20,784)
Income taxes payable                                   100,219
Deferred revenue                                       (31,450)          (1,332)
  Total other assets                                       363
Increase (Decrease) in
 net operating assets                                  264,429          188,499
Total                                                  338,953          348,702

FUNDS USED BY
 FINANCING
Certificates of deposit                                 66,187
Investment securities                                    6,416
Proceeds of note payable                                50,000
Payments on long term debt                             (25,615)         (11,706)
Total                                                  (25,615)         110,897

INVESTMENT IN LAND, PROPERTY,
 AND EQUIPMENT                                          (5,510)

INCREASE (DECREASE) IN CASH                          $ 307,828        $ 459,599
                                                     =========        =========


The accompanying notes are an integral part of these financial statements. -------------------------------------------------------------------------------4

POLYMER RESEARCH CORP. OF AMERICA
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Financial statements

Management believes that the results herein reflect all adjustments which are in the opinion of management necessary to fairly state the results and current financial condition of the Company for the respective periods. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's report filed under cover of Form 10-KSB. The results of operations for the three month period are not necessarily indicative of the results for an entire year. The balance sheet at December 31, 2000 has been taken from the audited financial statements as of that date.

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

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial

-------------------------------------------------------------------------------5
statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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



-------------------------------------------------------------------------------6

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

NOTE 3 - Provision for Income Taxes  (First three months)

                       2001                 2000

Federal           $  32,500             $ 60,000
State and local      22,000               40,000
Total             $  54,500             $100,000
                  =========             =========

NOTE 4 - Contingencies

At March 31, 2001 the Company is a defendant in various lawsuits which arose in the ordinary course of business. At March 31, 2001, the Company has included a reserve in current liabilities in an amount that management believes is reasonable for legal expenses and potential unfavorable rulings in certain of these cases. It is managements's opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company's financial position.



-------------------------------------------------------------------------------7

NOTE 5 -  Long Term Debt

On March 15, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in full in connection with the balloon mortgage payment on June 1, 2000. The five year term loan is repayable in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender no less than $150,000. Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and is outstanding at March 31, 2001. To secure the term loan and line of credit, the Company granted the lender a security interest in all of the Company's personal property.





-------------------------------------------------------------------------------8

                POLYMER RESEARCH CORP. OF AMERICA

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents have increased collectively by $ 307,828 since December 31, 2000. The increase resulted principally from the net income of the first quarter, receipt of a $90,000 tax refund, and reduction of accounts receivable.

The ratio of current assets to current liabilities increased to 2.13 to 1.0 at March 31, 2001 as compared to 1.91 to 1.0 at December 31, 2000. The increase is the result of net income for the quarter.

On March 20, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in connection with the balloon mortgage payment on June 1, 2000. The five year term loan is repayable in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender $150,000. Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and was outstanding at March 31, 2001.

Based on the above, management believes the Company's cash position at March 31, 2001 is sufficient to cover any unforeseen sales downturn in the short term. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

B.  RESULTS OF OPERATIONS

Three months ended March 31, 2001 v. 2000

Net revenues for the first quarter of 2001 were $ 1,626,246, an increase of $ 149,265 (10%) compared with the first quarter of 2000. Research sales increased $ 107,809 (8.3%) in the first quarter of 2001 compared to 2000. The increase resulted in part from the recognition of revenue from research contracts signed in the fourth quarter of 2000 that were performed in the first quarter of 2001.




-------------------------------------------------------------------------------9

Product sales increased $41,457 (22%) compared to the first quarter of 2000 due to increased demand from research customers.

The cost of revenues in research remained similar (20% in the first quarter of 2000 compared to 21% in the same quarter of 2001) due to the a small increase in sales revenue using the same staff with similar small increases in expenses.

Selling, general, and administrative expenses increased as a percentage of sales from 55% in the first quarter of 2000 to 62% in the same quarter of 2001 principally as a result of increased western office salaries, sales salaries, legal settlement expenses, travel expenses, and utilities. Net income decreased from $ 135,204 (9% of sales) in 2000 to $ 49,525 (3% of sales) in 2001, principally as the result of increased selling, general, and administrative expenses described in the preceding paragraph.

Net income decreased from $135,204 (9% of sales) in 2000 to $49,525 (3% of sales) in 2001, principally as the result of increased selling, general, and administrative expenses described in the preceding paragraph.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders:

            None

ITEM 5 - Other Information: None

ITEM 6 - Exhibits and Reports on Form 8-k:

     (b) The Company filed a Report on Form 8-K on February 26, 2001 reporting under Item 4, Changes in Registrant's Certifying Accountants.

     The Company filed a Report on Form 8-K/A-1 dated April 2, 2001 reporting under Item 4, Changes in Registrant's Certifying Accountants.





------------------------------------------------------------------------------11


FORM 10-QSB


                                    FORM 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                POLYMER RESEARCH CORP. OF AMERICA,
                                ---------------------------------
                                          (REGISTRANT)


Date: May 14, 2001              /s/Carl Horowitz
      --------------           -----------------------------------
                               Carl Horowitz, President and Chief
                               Accounting Officer




-----------------------------------------------------------------------------12