Form 10QSB/A
period 2001-03-31
POLYMER RESEARCH CORP OF AMERICA
filed 2001-05-15
CIK 79424

FORM 10-QSB/A-1

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
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)
--------------------------------------------------------------------------------


                                                      2001              2000
                                                      ----              ----

Net Revenues Research                            $ 1,399,573       $ 1,291,765
Production                                           226,673           185,216
  Total                                            1,626,246         1,476,981
Cost of Revenues
  Research                                           298,443           254,243
  Production                                         200,719           157,608
Total                                                499,162           411,851
Gross Profit on Revenues                           1,127,084         1,065,130
Selling, General, and
        Administrative  Expenses                   1,016,933           807,572
Income from operations                               110,151           257,558

Other revenues (expenses):
  Investment income                                    4,780            14,764
  Interest expense                                   (10,906)          (37,118)
  Total                                               (6,126)          (22,354)

Income before income taxes                           104,025           235,204

Provision for income taxes                           (54,500)         (100,000)

Net Income                                       $    49,525       $   135,204
                                                 ===========       ===========

Basic earnings per share                         $       .03       $       .07
                                                 ===========       ===========
Weighted average
number of shares
outstanding during the period                      1,925,784         1,825,784
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


Date: May 15, 2001              /s/Carl Horowitz
      --------------           -----------------------------------
                               Carl Horowitz, President and Chief
                               Accounting Officer




-----------------------------------------------------------------------------12