Form 10QSB
period 2001-06-30
POLYMER RESEARCH CORP OF AMERICA
filed 2001-08-13
CIK 79424

FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C. 20549

[x]     Quarterly Report Under Section 13 or 15 (d)
             Of the Securities and Exchange Act of 1934


For Quarter Ended          June  30, 2001
                  -----------------------------------------

Commission file number         0-14119-NY
                      ---------------------------------------

               Polymer Research Corp. of America
-------------------------------------------------------------
(Exact name of small business issuer as specified in its  charter)

     New York                                    11-2023495
--------------------------------------------------------------
 (State or
other jurisdiction of                  (I.R.S Employer incorporation or
organization)                              Identification No.)

                   2186 Mill Avenue, Brooklyn, New York 11234
        ---------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (718) 444-4300
         --------------------------------------------------------------
                            Issuers telephone number

Not Applicable (Former name, former address and former fiscal year, if changed since last report)



      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      July 31, 2001                     1,925,784
--------------------------------------------------------------

                        POLYMER RESEARCH CORP. OF AMERICA

                               INDEX


                                                           Page
                                                         Number
                                                         ------
Part I - FINANCIAL INFORMATION:


               ITEM 1 - FINANCIAL STATEMENTS

               Balance Sheets:
               June 30, 2001 (Unaudited) and
                  December 31, 2000                          2

               Statements of Operations:
               Three months and six months ended
               June 30, 2001 and 2000 (Unaudited)            4

               Statements of Cash Flows:
               Three months and six months ended
               June 30, 2001 and 2000 (Unaudited)            5

               Notes to Financial Statements                6-9

               ITEM  2 -  MANAGEMENT'S  DISCUSSION  AND
                          ANALYSIS  OF  FINANCIAL
                          CONDITION AND RESULTS
                          OF OPERATIONS                   10-11


PART II - OTHER INFORMATION

              ITEM 4 - Submission of Matters to a Vote of   12

                       Security Holders
              ITEM 6 - Exhibits and Reports on Form 8-k     12

PART I - FINANCIAL INFORMATION  POLYMER RESEARCH CORP. OF AMERICA

BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000



                                        June 30,    December 31,
ASSETS                                    2001          2000
------                                ----------     ---------
                                     (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents             $1,011,538   $  695,585

Cash -
Restricted cash                           45,000       30,000
Accounts receivable,less allowances
  of $0                                  130,244      281,661
Inventories                              133,941      124,719
Deferred
tax charge                                33,600       33,600
Prepaid and refundable income taxes       82,446      203,405
                                      ----------   ----------
Total current assets                   1,436,769    1,368,970
                                      ----------   ----------

Land, Property, and Equipment-net
 of accumulated depreciation of
 $ 1,157,626 and $1,107,628
 respectively                          2,631,386    2,673,779
                                      ----------   ----------

OTHER ASSETS:

Cash - restricted, non-curent            105,000      120,000
Security deposits                          1,195        1,195
                                      ----------   ----------
Total other assets                       106,195      121,195
                                      ----------   ----------

TOTAL                                $ 4,174,350   $ 4,163,944
                                      ==========    =========



See notes to financial statements

PART I - FINANCIAL INFORMATION  POLYMER RESEARCH CORP. OF AMERICA

JUNE 30, 2001 AND DECEMBER 31, 2000
                                            June 30,    December 31,
                                              2001           2000
                                          ----------      ---------
                                          (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable-bank                       $    50,000    $    50,613
Current portion of term loan                100,000        100,000
Accounts
payable                                      44,212         19,991
Accrued expenses and other
  current liabilities                       293,812        234,574
Deferred
revenue                                     267,277        290,000
                                        -----------    -----------
Total current liabilities                   755,301        695,178
                                        -----------    -----------
LONG-TERM LIABILITIES:
Term loan, less current maturities          291,666        341,667
                                        -----------    -----------
Total liabilities                         1,046,967      1,036,845
                                        -----------    -----------
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per
  share, authorized 4,000,000 shares,
  issued 1,925,784 shares                    19,257         19,257
Capital
in excess of par value                    3,504,978      3,504,978
Accumulated deficit                        (379,091)      (379,375)
Less:
Treasury stock, at cost
  22,140 respectively                       (17,761)       (17,761)
Total
                                        -----------    -----------
Stockholders' Equity                      3,127,383      3,127,099
                                        -----------    -----------
TOTAL                                   $ 4,174,350    $ 4,163,944
                                        ===========    ===========

See notes to financial statements

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED) AND
THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)



                                          Three Months Ended             Six Months Ended
                                               June  30,                    June  30,
                                    --------------------------   ----------------------------
                                        2001           2000            2,001           2000
Net revenues:
  Product sales                     $   169,284    $   202,166    $   395,957    $   387,382
  Research                            1,131,195      1,231,000      2,530,768      2,522,764
                                    -----------    -----------    -----------    -----------
  Total                               1,300,479      1,433,166      2,926,725      2,910,146
                                    -----------    -----------    -----------    -----------
Cost of Revenues
  Product sales                         154,897        244,132        355,616        401,740
  Research                              276,562        230,411        575,005        484,654
                                    -----------    -----------    -----------    -----------
  Total                                 431,459        474,543        930,621        886,394
                                    -----------    -----------    -----------    -----------
Gross Profit on Revenues                869,020        958,623      1,996,104      2,023,752

Selling, General, and
 Administrative Expenses                937,599        941,096      1,954,532      1,748,668
                                    -----------    -----------    -----------    -----------
Income from Operations                  (68,579)        17,527         41,572        275,084
                                    -----------    -----------    -----------    -----------
Other Revenues (Expenses):
  Investment income                       5,558         15,909         10,338         30,673
  Interest expense                      (10,320)       (36,740)       (21,226)       (73,858)
                                    -----------    -----------    -----------    -----------
  Total Other Revenues (Expenses)        (4,762)       (20,831)       (10,888)       (43,185)
                                    -----------    -----------    -----------    -----------
Income before income taxes              (73,341)        (3,304)        30,684        231,899
Provision for income taxes               24,100          5,000        (30,400)       (95,000)
                                    -----------    -----------    -----------    -----------
Net Income                          $   (49,241)   $     1,696    $       284    $   136,899
                                    ===========    ===========    ===========    ===========
Basic earnings per Share            $     (0.03)   $      0.00    $      0.00    $      0.07
                                    ===========    ===========    ===========    ===========
Weighted average number of shares
  outstanding during the period       1,925,784      1,825,784      1,925,784      1,825,784
                                    ===========    ===========    ===========    ===========

See notes to financial statements

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
                                                          2001         2000
                                                   -----------    -----------
 Cash flows from operating activities:
 Net Income                                        $       284    $   136,899

Adjustments
to reconcile net income
to cash provided from operating
activities  Depreciation and amortization               50,000         49,997
                                                   -----------    -----------
Subtotal                                                50,284        186,896
Asset and
                                                   -----------    -----------
liability management: Accounts receivable              151,417        (44,462)
Inventories                                             (9,222)         5,404
Other
current assets                                                         24,427
Accounts payable                                        24,221        (39,189)
  Accrued expenses and other current liabilities
                                                        59,238       (150,291)
Income taxes payable                                   120,959         95,000
Deferred revenue                                       (22,723)       (51,332)
  Other assets                                              --         10,723
                                                   -----------    -----------
Increase (Decrease) in net operating assets            323,890       (149,729)

Netcash provided by operating
  activities                                           374,174         37,167
                                                   -----------    -----------

Cash flows from financing activities:
Proceeds from certificates of deposit                                  65,094
Proceeds from Investment securities                                   316,785
Payment of Note Payable                                   (613)        50,000
Payment of Mortgage                                                   (967,082)
Changes in long term debt                              (50,001)        34,102
Total
                                                   -----------    -----------
                                                       (50,614)      (501,101)
                                                   -----------    -----------

Cash flows from investing activities:

ADDITIONS TO LAND, PROPERTY,
 AND EQUIPMENT                                          (7,607)            --
                                                   -----------    -----------

INCREASE (DECREASE) IN CASH                            315,953       (463,934)

CASH AND CASH EQUIVALENTS-
  beginning of period                                  695,585      1,156,778
                                                   -----------    -----------
  end of period                                    $ 1,011,538    $   692,844
                                                   ===========    ===========


See notes to financial statements

                       POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- Basis of Presentation

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2000 included in the Company's Form 10-KSB filed with SEC.

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

Revenue from research contracts is recognized upon the satisfaction of the following two criteria: first, client approval of performance of a specific stage of the contract and, second, when collection of the resulting revenue is assured. Revenue from production is recognized when products are shipped for sale to customers.
Inventories

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

Earnings per share are computed based upon the weighted average number of common shares outstanding during each year.

NOTE 3 - Provision for Income Taxes  (First six months)

                    2001       2000
                   ------     ------
Federal           $ 12,500   $ 60,000
State and local     17,900     40,000
                  --------   --------
Total             $ 30,400   $100,000
                  ========   ========
NOTE 4 - Contingencies

At June 30, 2001 the Company was a defendant in various lawsuits which arose in the ordinary course of business. At June 30, 2001, the Company has included a reserve in current liabilities in an amount that management believes is reasonable for legal expenses and potential unfavorable rulings or settlements of these cases. It is management's opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company's financial position.

NOTE 5 -  Long Term Debt

On March 15, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in full in connection with the balloon mortgage payment on June 1, 2000. The five year term loan is repayable in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender no less than $150,000. Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and is outstanding at June 30, 2001. To secure the term loan and line of credit, the Company granted the lender a security interest in all of the Company's personal property.

NOTE 6 - Deferred Revenue

Deferred revenue represents cash received from customers prior to and in anticipation of research services performed by the Company. As such services are performed, such deferred amount is recognized as revenue.

POLYMER
RESEARCH CORP. OF AMERICA

  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's financial statements and the accompanying notes thereto included herein, and the financial statements included in its 2000 annual report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimated of future results, performance or achievement, based upon current conditions, and based upon the most recent results of operations. There can be no assurance that actual results will not differ materially from those expressed or implied in the forward looking statements.

Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as the ability to attract and retain qualified personnel, the effect on our financial condition of delays in payments received from third parties, economic conditions, and other factors which may be set forth in our other filings with the Securities and Exchange Commission.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events or otherwise.

CAPITAL RESOURCES AND LIQUIDITY

Cash and  cash  equivalents  have  increased  collectively  by $  315,953  since
December 31, 2000. The increase resulted principally from the receipt of a $90,000 tax refund, reduction in other prepaid expenses and reduction of accounts receivable.

Prepaid taxes decreased as a result of application of payments against liabilities created during the year.

The ratio of current assets to current liabilities  remained the same at 1.90 to
1.0 at June 30, 2001 as compared to 1.91 to 1.0 at December 31, 2000.
On March 20, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in connection with the balloon mortgage payment on June 1, 2000. The five year term loan is repayable in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender $150,000. Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and was outstanding at June 30, 2001.

Based on the above, management believes the Company's cash position at June 30, 2001 is sufficient to cover any unforeseen sales downturn in the short term. Over both the long and short term, liquidity will be a direct result of sales and related net earnings. No significant capital expenditures are anticipated.

B.  RESULTS OF OPERATIONS

Three months ended June 30, 2001 v. 2000

Net revenues for the second quarter of 2001 were $ 1,300,479, a decrease of $ 132,687 (9%) compared with the second quarter of 2000. Research sales decreased $ 99,805 (8%) in the second quarter of 2001 compared to 2000. The decrease is due to decreased demand for research services related to a slowdown in the economy. Product sales decreased $32,882 (16%) compared to the second quarter of 2000 due to decreased demand from research customers.

The cost of revenues in research increased to 24% from 18% in the second quarter of 2001 compared to 2000 as a result of increased payroll and supply expenses in the Arizona laboratory. The cost of revenues in production decreased to 91% from 120% in the second quarter of 2001 compared to 2000 as a result of decreased payroll expenses due to attrition of employees that were not replaced.


Selling, general, and administrative expenses increased as a percentage of sales in the second quarter of 2001 as compared to the same quarter of 2000 from 65% to 72% as a result of increased reserves for contingent liabilities. Net income for the second quarter decreased from $ 1,696 (.1% of sales) in 2000 to a loss of $ 49,241 in 2001 principally as a result of increased reserves for contingent liabilities. Income before interest and taxes decreased by $86,106.

Six months ended June 30, 2001 v. 2000

Net revenues for the first six months of 2001 were $2,926,725, an increase of $ 16,579 (.5%) compared with the first six months of 2000. Research sales increased $ 8,004 (.3%) in the first six months of 2001 as compared to 2000 while product sales increased $8,575 (2%) compared to the first six months of 2000.

The cost of revenues in research increased to 23% from 19% in the first six months of 2001 as compared to 2000 as a result of increased expenses in payroll in the Arizona laboratory.

The cost of revenues in production decreased to 90% from 104% in the first six months of 2001 as compared to 2000 as a result of decreased payroll expenses due to attrition of employees that were not replaced. Selling, general, and administrative expenses increased as a percentage of sales to 60% in the first six months of 2001 as compared to 51% in the first six months of 2000 as a result of increased reserves for contingent liabilities.

Net income for the first six months decreased from $ 136,899 (4.7% of sales) in 2001 to $ 284 (0% of sales) in 2001 primarily due to increased Arizona payroll expenses and increased reserves for contingent liabilities.

PART II -
OTHER INFORMATION


ITEM 4 - Submission of Matters to a Vote of Security Holders:

The company held its annual meeting on May 25, 2001. At such meeting the following persons were elected directors:

         Director
                            votes for:       withheld:

         Carl Horowitz      1,283,363
         Irene Horowitz     1,283,363
         John Ryan          1,283,363
         Alice Horowitz     1,283,363
         Boris Jody         1,283,363
         Mohan Sanduja      1,283,363
         Terry J. Wolfgang  1,283,363

ITEM 6 - Exhibits and Reports on Form 8-K:

          The Company filed a Report on Form 8-K/A-1 dated April 2, 2001 reporting under item 4. Changes in Registrant's Certifying Accountants.

                                  FORM 10-QSB

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              POLYMER RESEARCH CORP. OF AMERICA,
                              ----------------------------------
                                         (REGISTRANT)


Date    August 13, 2001        /s/  Carl Horowitz
      -------------------     ------------------------------------
                               Carl Horowitz, President and Chief
                               Accounting Officer


14