Form 10QSB/A
period 2001-06-30
POLYMER RESEARCH CORP OF AMERICA
filed 2001-08-27
CIK 79424

FORM 10-QSB\A-1

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
                           Issuers telephone number
Not Applicable (Former name, former address and former fiscal year, if changed since last report)





      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      July 31, 2001                     1,925,784
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION


ITEM 4 is hereby amended to read:

ITEM 4 - Submission of Matters to a Vote of Security Holders:

The company held its annual meeting on May 25, 2001. At such meeting the following persons were elected directors:

             Director
             --------
                            votes for:       withheld:

         Carl Horowitz      1,283,363
         Irene Horowitz     1,283,363
         John Ryan          1,283,363
         Alice Horowitz     1,283,363
         Boris Jody         1,283,363
         Mohan Sanduja      1,283,363
         Terry J. Wolfgang  1,283,363
         Jascha Gurewitz    1,283,363








------------------------------------------------------------------------------1
FORM 10-QSB

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                POLYMER RESEARCH CORP. OF AMERICA,
                                ---------------------------------
                                          (REGISTRANT)


Date: August 27, 2001          /s/Carl Horowitz
      ---------------          -----------------------------------
                               Carl Horowitz, President and Chief
                               Accounting Officer




-----------------------------------------------------------------------------2