Form 10QSB
period 2001-09-30
POLYMER RESEARCH CORP OF AMERICA
filed 2001-11-08
CIK 79424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
        OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-14119-NY

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

     There were 1,925,784 shares of the registrant's common stock outstanding as of October 26, 2001.

                     POLYMER RESEARCH CORPORATION OF AMERICA


                             - FORM 10QSB - INDEX -



                                                                                                 Page(s)
                                                                                                  -------
PART I.        FINANCIAL INFORMATION:
Item 1.        Financial Statements

               Balance Sheets at September 30, 2001 (unaudited)
                  and December 31, 2000                                                                1

               Statements of Operations for the Three
                  Month Periods Ended September 30, 2001 and 2000 (unaudited)                          2

               Statement of Operations for the Nine
                  Month Periods Ended September 30, 2001 and 2000 (unaudited)                          3

               Statements of Cash Flows for the Nine
                  Month Periods Ended September 30, 2001 and 2000 (unaudited)

               Notes to Financial Statements                                                         5-7

Item 2.        Management's Discussion and Analysis or Plan of Operation                             8-9

PART II.       OTHER INFORMATION                                                                      10

Item 1.        Legal Proceedings                                                                       9

Item 2.        Changes in Securities                                                                   9

Item 3.        Defaults Upon Senior Securities                                                        10

Item 4.        Submission of Matters to a Vote of Security Holders                                    10

Item 5.        Other Information                                                                      10

Item 6.        Exhibits and Reports on Form 8-K                                                       10

Signatures                                                                                            11







PART I - Financial Information
------------------------------
Item 1- Financial Statements


                     POLYMER RESEARCH CORPORATION OF AMERICA
                                 BALANCE SHEETS
                                   - ASSETS -
                                                                                              September 30,        December 31,
                                                                                                  2001                2000
                                                                                               -----------         -----------
                                                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                                 $   630,851         $   695,585
     Cash restricted-current                                                                        60,000              30,000
     Accounts receivable, less allowances of $0                                                    274,352             281,661
     Inventories                                                                                   108,273             124,719
     Deferred tax charge                                                                            33,600              33,600
     Prepaid and refundable income taxes                                                           131,772             203,405
                                                                                               -----------         -----------
TOTAL CURRENT ASSETS                                                                             1,238,848           1,368,970
                                                                                               -----------         -----------

Land, Property, and Equipment-net
  of accumulated depreciation of $ 1,157,626 and $1,107,628 respectively                         2,606,387           2,673,779
                                                                                               -----------         -----------

OTHER ASSETS:
Cash-restricted, non-current                                                                        90,000             120,000
Security deposits                                                                                    1,095               1,195
                                                                                               -----------         -----------
Total other assets                                                                                  91,095             121,195
                                                                                               -----------         -----------
TOTAL                                                                                          $ 3,936,330         $ 4,163,944
                                                                                               ===========         ===========

                                                - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Note payable-bank                                                                         $    50,000         $    50,613
     Current portion of term loan                                                                  100,000             100,000
     Accounts payable                                                                               31,693              19,991
     Accrued expenses and other current liabilities                                                203,160             234,574
     Deferred revenue                                                                              144,674             290,000
                                                                                               -----------         -----------

TOTAL CURRENT LIABILITIES                                                                          529,527             695,178
                                                                                               -----------         -----------

LONG-TERM LIABILITIES:
Term loan, less current maturities                                                                 266,667             341,667
                                                                                               -----------         -----------

TOTAL LIABILITIES                                                                                  796,194           1,036,845
                                                                                               -----------         -----------



STOCKHOLDERS' EQUITY:
     Common stock - par value $.01 per share,  authorized  4,000,000 shares,
      issued 1,925,784 shares                                                                       19,257              19,257
     Capital in excess of par value                                                              3,504,978           3,504,978
     Accumulated deficit                                                                          (366,338)           (379,375)
     Less:  Treasury stock, at cost 22,140 respectively                                            (17,761)            (17,761)
                                                                                               -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                                                       3,140,136           3,127,099
                                                                                               -----------         -----------

TOTAL                                                                                          $ 3,936,330         $ 4,163,944
                                                                                               ===========         ===========




                 See accompanying notes to financial statements.







                    POLYMER RESEARCH CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                                                    2001              2000

Net Revenue

    Product Sales                                                                            $      134,402    $     140,882

    Research                                                                                      1,061,683          997,736
                                                                                             --------------    -------------

    Total                                                                                         1,196,085        1,138,618
                                                                                             --------------    -------------

Cost of Revenues

    Product Sales                                                                                   111,336          149,692

    Research                                                                                        254,081          258,206
                                                                                             --------------    -------------
    Total                                                                                           365,417          407,898
                                                                                             --------------    -------------

Gross Profit on Revenues                                                                            830,668          730,720
                                                                                             --------------    -------------

Selling, General and Administrative Expenses                                                        813,428          582,246
                                                                                           ----------------    -------------

Income from Operations                                                                               17,240          148,474
                                                                                           ----------------    -------------

Other Revenue (Expenses):

    Investment income                                                                                 1,871            6,476

    Interest expense                                                                                 (7,957)         (11,405)
                                                                                             ---------------   --------------

Total other Revenues (Expenses)                                                                      (6,086)          (4,929)
                                                                                             ---------------   --------------

Income before income taxes                                                                           11,154          143,545

(Provision) benefit  for income taxes                                                                 1,600          (63,950)
                                                                                           -----------------   --------------

Net Income                                                                                   $       12,754    $      79,595
                                                                                             ==============    =============

Basic earnings per share                                                                                .01              .04
                                                                                             ==============    =============

Weighted average number of shares outstanding during the period                                   1,925,784        1,813,644
                                                                                             ==============    =============



                 See accompanying notes to financial statements.

                                      - 2-









                     POLYMER RESEARCH CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                        FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                                                2001                 2000
                                                                                            -----------          -----------
Net Revenue

     Product Sales                                                                          $   530,359          $   528,264

     Research Revenue                                                                         3,592,451            3,520,500
                                                                                            -----------          -----------

     Total                                                                                    4,122,810            4,048,764
                                                                                            -----------          -----------

Cost of Revenues

     Product Sales                                                                              466,952
                                                                                                                     551,432

     Research                                                                                   829,086              742,860
                                                                                            -----------          -----------
     Total                                                                                    1,296,038            1,294,292
                                                                                            -----------          -----------
Gross Profit on Revenues                                                                      2,826,772            2,754,472
                                                                                            -----------          -----------
Selling, General and Administrative Expenses                                                  2,767,960            2,330,914
                                                                                            -----------          -----------

Income from Operations                                                                           58,812              423,558
                                                                                            -----------          -----------

Other Revenue (Expenses):

     Investment income                                                                           12,209               37,149

     Interest expense                                                                           (29,183)             (85,263)
                                                                                            -----------          -----------

Total other revenues (Expenses)                                                                 (16,974)             (48,114)
                                                                                            -----------          -----------

Income before income taxes                                                                       41,838              375,444
                                                                                            -----------          -----------

Provision for income taxes                                                                      (28,800)            (158,950)
                                                                                            -----------          -----------

Net Income                                                                                  $    13,038          $   216,494
                                                                                            ===========          ===========
Basic earnings per share                                                                            .01                  .12
                                                                                            ===========          ===========

Weighted average number of shares outstanding during the period                               1,925,784            1,813,644
                                                                                            ===========          ===========

                 See accompanying notes to financial statements.









                     POLYMER RESEARCH CORPORATION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)



                                                                                             2001                   2000
                                                                                         -----------           -----------
OPERATIONS:

Net income                                                                                $  13,038              $ 216,494
Charge not affecting funds-
     Depreciation and amortization                                                           75,000                 74,996
                                                                                          ---------              ---------
Funds Provided by Operations                                                                 88,038                291,490
                                                                                          ---------              ---------
     Asset and liability management:
       Accounts receivable                                                                    7,309               (220,489)
     Inventories                                                                             16,446                  9,993
     Other current assets                                                                    71,733                  4,640
       Other assets                                                                          10,723
       Accounts payable                                                                      11,702                (34,090)
       Accrued expenses and other                                                           (31,414)              (111,154)
     Income taxes payable                                                                   159,169
     Deferred revenue                                                                      (145,326)               (91,332)
                                                                                          ---------              ---------
Increase(Decrease) in net operating assets                                                  (69,550)              (272,540)
                                                                                          ---------              ---------
Total                                                                                        18,488                 18,950
                                                                                          ---------              ---------

FUNDS USED BY FINANCING
Certificates of deposit                                                                                            115,246
Investment securities                                                                                              316,785
Proceeds of Note payable (Repayment)                                                           (614)                50,000
Payment of mortgage                                                                                               (967,082)
Payments of\receipts of long term debt                                                      (75,000)                 9,100
                                                                                          ---------              ---------
Total                                                                                       (75,614)              (475,951)
                                                                                          ---------              ---------

INVESTMENT IN LAND, PROPERTY, AND EQUIPMENT                                                  (7,608)                    --
                                                                                          ---------              ---------


INCREASE (DECREASE) IN CASH                                                               $ (64,734)             $(457,001)
                                                                                          =========              =========


                 See accompanying notes to financial statements.

                    POLYMER RESEARCH CORPORATION OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Depreciation and amortization of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Transportation equipment                    3 to 5 years
Machinery & Equipment                       5 years
Furniture & Fixtures                        5 to 10 years
Building and improvements                   40 years
Office equipment under Capital leases       5 years

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

Net Earnings per share

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share is not presented in years during which the are no outstanding options or warrants.

NOTE 3 - Provision for Income Taxes (First nine months)

                                                 2001               2000
                                                 -----              ----

Federal                                      $   13,300        $   99,000
State and local                                  15,500            59,950
                                                 ------            ------

Total                                        $   28,800        $  158,950
                                                 ------           -------

NOTE 4 - Contingencies

At September 30, 2001, the Company was a defendant in various lawsuits which arose in the ordinary course of business. At September 30, 2001, the Company has included a reserve in current liabilities in an amount that management believes is reasonable for legal expenses and potential unfavorable rulings or settlements of these cases. It is management's opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company's financial position.

NOTE 5-Long Term Debt

On March 15, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in full in connection with the balloon mortgage payment on June 1, 2000 The five year term loan is repayable in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender no less than $150,000. Such required balance is decreased proportionately as the term loan is reduced. Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and is outstanding at September 30, 2001. To secure the term loan and line of credit, the Company granted the lender a security interest in all of the Company's personal property.


NOTE 6 - Deferred Revenue

Deferred revenue represents cash received from customers prior to and in anticipation of research services performed by the Company. As these services are performed, such deferred amount is recognized as revenue.

                    POLYMER RESEARCH CORPORATION OF AMERICA
                                OTHER INFORMATION
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions, and based upon the most recent results of operations. There can be no assurance that actual results will not differ materially from those expressed or implied in the forward-looking statements.

Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," believe," "estimate," anticipate," "continue" or similar terms, variation of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as the ability to attract and retain qualified personnel, the effect on our financial condition of delays in payments received from third parties, economic conditions, and other factors which may be set forth in our other filings with the Securities and Exchange Commission.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements, whether as a result of new information, future events or otherwise.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents have decreased collectively by $64,734 since December 31, 2000. The decrease resulted principally from the repayment of long-term debt of $75,000.

The ratio of current assets to current liabilities increased to 2.28 to 1.0 at September 30, 2001 as compared to 1.91 to 1.0 at December 31, 2000 principally as a result of the recognition of and therefore reduction of deferred revenue. On March 20, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in connection with the balloon mortgage payment on June 1, 2000 and at September 30, 2001 the balance was $366,667. The five-year term loan is repayable in monthly principal instalments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender $150,000.

Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $50,000 of which was drawn upon and was outstanding at September 30, 2001 for use as working capital.

Based on the above, management believes the Company's cash position at September 30, 2001 is sufficient to meet its financial needs and to cover any unforeseen sales downturn in the short term. Over both the long and short term, liquidity will be a direct result of sales and related net earnings. No significant capital expenditures are anticipated.

B. RESULTS OF OPERATIONS

Three months ended September 30, 2001 v. 2000.

Net revenues for the third quarter of 2001 were $1,196,085 an increase of $ 57,467 (5%) compared with the third quarter of 2000. Research sales increased $63,947 (6%) in the third quarter of 2001 compared to 2000. Product sales decreased $6,480 (5%) compared to the third quarter of 2000 due to decreased demand from research customers.

The cost of revenues in research decreased to 24% from 26% in the third quarter of 2001 compared to 2000 as a result of increased sales with similar payroll and supply expenses. The cost of revenues in production decreased to 82% from 106% in the third quarter of 2001 compared to 2000 as a result of decreased payroll expenses due to attrition of employees who were not replaced.

Selling, general, and administrative expenses increased as a percentage of sales in the third quarter of 2001 as compared to the same quarter of 2000 from 51% to 68% as a result of increased legal settlement expenses. Net income for the third quarter decreased from $79,595 (7% of sales) in 2000 to $ 754 (0% of sales) in 2001 principally as a result of increased selling, general, and administrative expenses. Income before interest and taxes decreased by $132,391.

Nine months ended September 30, 2001 v. 2000.

Net revenues for the first nine months of 2001 were $4,122,810, an increase of $74,046 (2%) compared with the first nine months of 2000. Research sales increased $71,951 (2%) in the first nine months of 2001 as compared to 2000 while product sales increased $2,095 (0%) compared to the first nine months of 2000.

The cost of revenues in research increased to 23% from 21% in the first nine months of 2001 as compared to 2000 as a result of increased payroll expenses in the Arizona laboratory.

The cost of revenues in production decreased to 88% from 104% in the first nine months of 2001 as compared to 2000 as a result of decreased payroll expenses due to attrition of employees that were not replaced. Selling, general, and administrative expenses increased as a percentage of sales to 67% in the first nine months of 2001 as compared to 57% in the first nine months of 2000 as a result of increased legal settlements.

Net income for the first nine months decreased from $216,494 (5% of sales) in 2000 to $1,038 (0% of sales) in 2001 primarily due to increased Arizona payroll expenses and increased legal settlements. Income before interest and taxes decreased by $364,746.

PART II

OTHER INFORMATION

ITEM  1 - Legal proceedings:

The Company is party to various lawsuits arising in the ordinary course of business. The Company's financial statements include reserves for legal expenses and any unfavorable outcomes in amounts management believes to be reasonable. In the opinion of management, such lawsuits should not have a material adverse effect on the Company's financial condition


ITEM 2 - Changes in Securities: None


ITEM 3 - Defaults Upon Senior Securities: None


ITEM 4-  Submission of Matters to a Vote of Security Holders: None


ITEM  5- Other Information: None


ITEM 6- Exhibits and Reports on Form 8-K:   NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POLYMER RESEARCH CORPORATION OF AMERICA

November  8, 2001               by:   /s/ Carl Horowitz
                                      -----------------------------
                                      Carl Horowitz President and
                                      Chief Accounting Officer