Form 10QSB/A
period 2001-09-30
POLYMER RESEARCH CORP OF AMERICA
filed 2001-11-28
CIK 79424

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

Net income for the first nine months decreased from $216,494 (5% of sales) in 2000 to $13,038 (0% of sales) in 2001 primarily due to increased Arizona payroll expenses and increased legal settlements. Income before interest and taxes decreased by $364,746.

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

                                POLYMER RESEARCH CORPORATION OF AMERICA

November 28, 2001               By:   /s/ Carl Horowitz
                                      -----------------------------
                                      Carl Horowitz President and
                                      Chief Accounting Officer