Form 10KSB
period 2001-12-31
POLYMER RESEARCH CORP OF AMERICA
filed 2002-04-01
CIK 79424

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to ___________
                         Commission file No. 0-14119-NY
                         ------------------------------

                        POLYMER RESEARCH CORP. OF AMERICA
                 (Name of small business issuer in its charter)
                 ----------------------------------------------

         NEW YORK                                          11-2023495
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                            Number)
    2186 Mill Avenue, Brooklyn, NY                        11234
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number including area code: (718) 444-4300
                                               --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                        NONE
Securities registered pursuant to Section 12(g) of the Act:

                                            Common Stock, $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X      No
                                                              -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   .
                              ---

State issuer's revenues for its most recent fiscal year - $5,072,092

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 15, 2002, was approximately $683,907 based on the last sale price of such stock on such date.

As of March 15, 2002, the Registrant had 1,925,784 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
                                                        NONE

                                     PART I

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

During 2001, research revenues and product sales accounted for 86 percent and 14 percent of the Company's net revenues, respectively. For a detailed breakdown of segments of the Company's revenues, income, capital expenditures and identifiable assets, see Note 12 of Notes to Financial Statements.

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

The Company owns 10 current patents for its chemical "grafting" technology. Chemical "grafting" refers to processes by which surfaces are bonded together, or a coating is affixed to a surface through various polymerization reactions.

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

The Company has conducted research and development contract work for specific application of its chemical "grafting" techniques has been done for pharmaceutical companies and manufacturers of industrial equipment, tires, packaging material, pipes, tubes and plastic films, and other enterprises.

The Company markets its research and development services by contacting businesses which might have a use for chemical "grafting." Typically, the Company and the prospective customer determine the possible application of chemical "grafting" in which the customer has an interest. The Company then submits a research proposal based on specifications provided by the prospective customer. If the proposal is accepted, or if an acceptable proposal is negotiated, the Company enters into a contract with the customer and commences the necessary research.

Almost all of the research and development contracts provide that if the Company successfully develops a patentable new process while working on the contract, the Company will assign patent rights to the customer who then will have the exclusive right to use that process. This right generally extends only to uses for which the Company was hired , and in some instances, is dependent upon the customer making specified payments to the Company. The Company believes that these provisions are necessary to secure its research business and have not unreasonably inhibited the Company's research and development projects for other customers.

Research revenue earned from foreign customers outside the United States aggregated approximately $1,000,000 for 2001, representing approximately 23% of total annual research revenues for 2001.

As of December 31, 2001, the Company employed seven in-house sales persons to market its research and development contracts, primarily through bulk mailings and presence on the Internet to targeted potential customers.

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

During 2001 and 2000, no one customer of the Company accounted for more than 5% of its sales of formulation products or textile inks. The Company has no long-term contracts with its customers for textile inks and maintains approximately a one-month supply of the ingredients for the textile inks in inventory. The Company fills 95% of all textile ink orders within two business days after their receipt. The sales of printing inks has not been a significant source of revenues or profits for the Company.

The Company markets its textile inks to the United States and foreign customers. Foreign customers account for less than 5% of the Company's textile ink sales.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2001, the Company had 35 full-time employees. The President and ten other scientists in the Company's Research Department are engaged in research and development. The Production Department has two employees who are engaged in the production of items arising from research and textile inks. There are seven employees in the sales and marketing departments. In addition, there are 12 clerical employees and three maintenance employees.

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

In its contract research and development business, the Company competes with the in-house research and development staffs of its customers and scientists at educational institutions and foundations who will service private customers. The Company also faces potential competition from research and development companies which are substantially larger than the Company, and various private laboratories, although the Company believes that it is presently the only Company doing contract research and development work in the field of chemical "grafting" for other companies. The Company's "grafting" techniques include the use of innocuous or mild non-alkaline and non-acidic chemicals. In addition, the Company's method of grafting, by use of chemicals, is less expensive than other methods such as gamma ray grafting.

In its textile ink business, the Company faces intense competition from a variety of competitors, many of whom are substantially larger and have significantly greater resources, reputations and marketing abilities than does the Company, and the Company is not a significant factor in this business.

ENVIRONMENTAL CONSIDERATION

The Company does not believe that its operations are adversely affected by existing environmental regulations. The Company's primary waste products from production are non-toxic and non-corrosive such as wood, paper and cardboard and are disposed of by a private sanitation company. The small amount of corrosive chemicals used in research are sealed in non-corrosive containers and are removed from the premises by a company that is licensed to dispose of corrosive waste.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices, research and development and manufacturing facilities are located in a 64,000 square foot three-story building at 2186 Mill Avenue, Brooklyn, New York, which the Company has owned since 1990 (see Note 5 of Notes to Financial Statements).

The Company utilizes the space in the following manner: approximately 11,000 square feet is devoted to office space; approximately 10,000 square feet is devoted to production of items resulting from research and textile inks; approximately 35,000 square feet is devoted to research and laboratory facilities and 8,000 square feet is devoted to warehousing inventory. The Company also leases approximately 3,200 square feet of office space in Phoenix, Arizona which serves as its West Coast sales and marketing office and laboratory.

The Company believes that its facilities are adequate for its current needs and those of the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in certain lawsuits that arose in the normal course of the Company's business. In the opinion of management, the allowance the Company has provided is sufficient to cover the potential damages and expenses that may be incurred in these proceedings. Accordingly, management does not believe these proceedings will have a material adverse affect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, no matters were submitted to a vote of the Company's security holders.

                                     PART II

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

                                                     Bid Prices
                                                -------------------
       Quarter                                  LOW            HIGH
       -------                                  ---            ----
        2001
        ----
October - December                              0.77           1.02
July - September                                0.85           1.01
April - June                                    0.94           1.20
January - March                                 1.00           2.22

       Quarter
       -------
        2000
        ----
October - December                              0.91           1.25
July - September                                0.97           1.25
April - June                                    1.06           2.00
January - March                                 1.03           5.00

DIVIDEND POLICY
The Company has paid no cash dividends to its stockholders since its incorporation and has no present intention to do so. The payment of dividends in the future will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other factors at the time. On February 11, 1999 the Company declared a 5% stock dividend to shareholders at March 19, 1999, paid April 2, 1999. The transaction was valued based upon the closing market price of the Company's stock on the day prior to declaration (See Note 8 of Notes to Financial Statements).

On July 20, 1995 the Company adopted a Shareholders Rights Plan. The Rights Plan provides for the issuance of one stock right, entitling the holder to buy one share of common stock at a price of $25 (subject to adjustment), for each outstanding share of the Company's common stock. The rights will become exercisable only if an "acquiring party" (as defined) acquires or announces a tender offer to acquire 15% or more of the Company's common stock. The rights expire July 31, 2005 (See Note 9 of Notes to Financial Statements).

As of March 15,2002, there were 1,925,784 shares outstanding, which were held by approximately 930 shareholders, 280 shareholders of record and approximately 650 additional beneficial owners.

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

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
Revenue Trend Analysis:                    Year Ended December 31,
                            --------------------------------------------------

                                                                                               Percentage of
                                        ($ In Thousands)                                       Total Revenues
                       ------------------------------------------               --------------------------------------------
                         2001              2000              1999                2001               2000               1999
                       ------            ------            ------               ------             ------             ------
Research               $4,361            $4,399            $3,814                86.0%              86.7%              78.9%
Production                711               672             1,022                14.0%              13.3%              21.1%
                       ------            ------            ------               ------             ------             ------
Total Revenues         $5,072            $5,071            $4,836               100.0%             100.0%             100.0%
                       ======            ======            ======               ======             ======             ======


2001 V. 2000

Total revenues in 2001remained constant with revenues in 2000. The decrease in research revenue was partially offset by an increase in production revenue. Research revenue decreased 0.9% or $37,804, while production sales increased 5.7% or $38,655 from 2000 to 2001.

The increase in production was primarily attributable to an increase in demand for product by research customers. The decrease in annual research sales was primarily the result of decreased market demand for research related to a sense of uncertainty in the economy in the period following September 11. Through the third quarter of 2001, research and production sales were ahead of the previous year. The rate of inflation has not had a material impact upon the results of operations.

2000 V. 1999

Total revenues increased $235,084 or 4.9% from $4,836,157 in 1999 to $5,071,241 in 2000. The increase in research revenue was partially offset by a decline in production revenue. Research revenue increased 15.3% or $584,803, while production sales decreased 34.2% or $349,719 from 1999 to 2000.

The decrease in production was primarily attributable to a decrease in demand for product by research customers. The increase in research sales was primarily the result of increased market demand for research related to a strong economy in 2000. The rate of inflation has not had a material impact upon the results of operations.

Cost of Revenue Trend Analysis:

                                                          Year Ended December 31,
                                                                                     Percentage of
                                     ($ In Thousands)                                Total Revenues
                          --------------------------------------               -------------------------
                          2001             2000             1999                2001                2000               1999
                          ----             ----             ----                ----                ----               ----
Research               $  957            $1,065            $1,090                18.9%              21.0%              22.5%
Production                445               609               574                 8.8%              12.0%              11.9%
                       ------            ------            ------                ----               ----               ----
Total Revenues         $1,402            1,674             $1,664                27.7%              33.0%              34.4%
                       ======            ======            ======                ====               ====               ====


2001 V. 2000

Costs of revenues as a percentage of sales decreased in 2001 as compared to 2000 primarily as a result of decreased labor costs in connection with fewer employees at lower salaries.

2000 V. 1999

Costs of revenues as a percentage of sales remained consistent in 2000 as compared to 1999.

Selling, General and Administrative Expenses Trend Analysis

                                        Year Ended December 31,
                                        -----------------------
                                                            Percentage of
                               ($ In Thousands)              Total Revenues
                          -----------------------        ---------------------
                          2001     2000      1999        2001    2000     1999
                          ----     ----      ----        ----    ----     ----
Selling, General and
Administrative expense   $3,640   $3,498    $3,304       71.8%   68.9%    68.3%
                         ======   ======    ======       =====   =====    =====

2001 V. 2000
Selling, general and administrative expenses, as a percentage of sales remained substantially the same, increasing slightly to 71.8% in 2001, as compared to 68.9% during 2000. The slight increase is attributed to similar expenses with decreased sales.

2000 V. 1999

Selling, general and administrative expenses, as a percentage of sales, increased to 71.4% in 2000, as compared to 68.3% during 1999. The increase is attributed to increased expenses related to the expansion of the Arizona office, increased utilities, increased insurance, increased legal settlements and related professional expenses.

Income taxes:

2001 V. 2000

An income tax benefit of $7,955 was recognized in 2001 as compared to a provision of $ 53,973 in 2000. The benefit for income taxes in 2001 was calculated using graduated statutory federal income tax rates plus the effect of state and local taxes. The provision in 2000 was calculated based on graduated statutory federal income tax rates plus the effect of state and local taxes offset by non-deductible expense. During 2001, the company filed for and received a refund of approximately $90,000. This refund was included in prepaid taxes at December 31, 2000.

2000 V. 1999

An income tax provision of $53,973 was provided in 2000 as compared to a benefit of $ 63,673 recognized in 1999. The provision in 2000 was calculated based on graduated statutory federal income tax rates plus the effect of state and local taxes offset by non-deductible expense. The benefit for income taxes in 2001 was calculated using graduated statutory federal income tax rates plus the effect of state and local taxes.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents have increased to $ 711,952 at December 31, 2001 from $ 695,585 at December 31, 2000. (See the statement of cash flows for a more detailed analysis of opening versus closing cash).

The Company does not anticipate any material capital expenditures in the next twelve months. At December 31, 2001, the Company's liquidity was sufficient to satisfy its cash requirements for selling, general and administrative expenses for two months at the current level of operations. Over both the long and short term, liquidity will be the direct result of sales and profitability.

The ratio of current assets to current liabilities at December 31, 2001 was 1.69 to 1.0 as compared to 1.93 to 1.0 at December 31, 2000. This was primarily attributable to the increase in short-term borrowings, which was substantially used to pay down long-term debt.

GENERAL DISCUSSION

Cash flow of the Company is a direct result of net income and net cash provided from operating activities. Credit extended by the Company in the form of receivables and credit received in the form of payables has not had and will not have a significant impact on cash flow.

Cash flow from financing and investing activities is not expected to have an impact on cash flow in the next twelve months. Under the terms of the Company's Revolving Credit Note, the Company is responsible to repay $150,000 upon its maturity on June 30, 2002. The Company will attempt to replace the loan with alternative financing. If such financing cannot be obtained, the Company will use its cash to repay this loan. No significant changes to operating expenses are anticipated within the next twelve months.

SEGMENT DISCUSSION

The Company operates in two segments. The Company is primarily in the business of performing research and development on a contract basis. Additionally, the Company also manufactures and sells chemical products arising from its research activities as well as inks used by textile businesses for the printing of textiles. Availability of production of research breakthroughs is an important marketing tool of the Company to its research customers. No material capital expenditures are foreseen nor considered necessary in the next twelve months for the continued production of textile inks and chemical products.

ANALYTIC REVIEW OF QUARTERLY RESULTS


                                           3/31/01           6/30/01            9/30/01           12/31/01
                                           -------           -------            -------           --------


Total Revenue                            $1,626,246        $1,300,479         $1,196,085          $949,282
Cost of Revenue                             499,162           431,459            365,417           106,280
                                            -------           -------            -------           -------
Gross Profit                              1,127,084           869,020            830,668           843,002
SG&A Expenses                             1,016,933           937,599            813,428           872,020
                                          ---------           -------            -------           -------
Income from operations                      110,151          (68,579)             17,240          (29,018)
Other income (expense)                      (6,126)           (4,762)             6,086)           (8,313)
                                            -------           -------             ------           ------
Pre-tax income (loss)                       104,025          (73,341)             11,154          (37,331)
Income Tax (Expense)  Benefit               (54,500)          24,000              (1,600)          36,755
                                         -----------       -----------        -----------         --------


Net Income (Loss)                           $49,525         $(49,241)           $ 12,754         $(   576)
                                            =======      ============           ========         =========


Sales, gross profit and net income for the fourth quarter decreased from the average of the prior three quarters. This is a result of a drop in revenue without a corresponding decrease in costs. The decrease in annual research sales was primarily the result of decreased market demand for research related to an uncertain economy in the months after September 11th. Through the third quarter of 2001, research and production sales were ahead of the previous year.

Sales for the fourth quarter decreased, although several customers prepaid research fees aggregating $259,250 toward research to be recognized as revenue in early 2002.

Selling, general and administrative expenses decreased through the year as management sought to reduce such expenses. The biggest decrease was payroll related resulting from a reduction in employees and lower salaries.

Management made a $5,000 profit sharing contribution for 2001 but elected not to make a profit sharing contribution in 1999 and 2000.


ITEM 7. FINANCIAL STATEMENTS

         The response to this item follows Item 13, and is hereby incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

         The Former Accountants' report on the Company's financial statements for 1999 and 1998 did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

         During the Company's fiscal years ending December 31, 1999 and 1998 and any subsequent interim period through the date of termination: (x) there were no disagreements between the Company and the Former Accountants on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedures, (y) there were no "Reportable Events" within the meaning of
Item 304(a)(1)(iv) of Regulation S-K, and (z) GG was not consulted on any matter specified in Item 304 (a)(2) of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company as of December 31, 2001 are as follows:

NAME                         AGE               POSITION
----                         ---               --------
Carl Horowitz                 78               President and Director

Irene Horowitz                78               Senior Vice President and
                                               Director

John M. Ryan                  46               Director, Executive Vice
                                               President, Corporate Research

Alice J. Barton               42               Director and Vice President of
                                               Polymer West Coast branch

Boris Jody                    82               Director

Jascha J. Gurevitz            83               Director

Anna Dichter                  88               Secretary, Treasurer

Terry J. Wolfgang             40               Director

Dr. Mohan Sanduja             66               Vice President, R & D
                                               and Director

Clare Chamow                  67               Vice President, Office Management

Carl Horowitz founded the Company and has devoted his full time and efforts to the affairs of the Company, as its President and as a Director, since 1963. Mr. Horowitz received a B.S. in Chemical Engineering at Columbia University in New York in 1950, and a Master of Science degree in Polymer Chemistry from Polytechnic Institute of Brooklyn in 1961. Mr. Horowitz is the husband of Irene Horowitz and the father of Alice J. Barton and Terry J. Wolfgang.

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

Alice J. Barton was a Senior Vice President. In 1987, she became a Director. Ms. Barton now operates the Company's Arizona operations. Ms. Barton is the daughter of Carl and Irene Horowitz.

Boris Jody was elected a Director of the Company in 1984. For more than the past five years Mr. Jody has been retired. Mr. Jody previously was with Standard Motor Products, Inc., where he had been Vice President of Corporate Affairs.

Jascha J. Gurevitz was elected as a Director of the Company in 2000. For more than the past five years, Mr. Gurevitz has been retired. Previously, Mr. Gurevitz worked for Central News Agency of Johannesburg, South Africa from 1958 through 1990 as manager of their New York office.

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

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and holders of more than 10% of Polymer's Common Stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of Polymer's securities. Polymer believes that except for John Ryan, who filed Forms 4 for November 2001 and December 2001 in March 2002, during 2001 its directors, executive officers and 10% shareowners complied with all Section 16(a) filing requirements. John Ryan reported six sales of an aggregate of 4,750 shares of Common Stock in November 2001 and six sales of an aggregate of 10,250 shares in December 2001. In making this statement, Polymer has relied upon examination of the copies of Forms 3, 4 and 5 provided to Polymer.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the years ended December 31, 2001, 2000 and 1999 to the chief executive officer and those three executive officers of the Company who earned in excess of $100,000 for the year ended December 31, 2001.

                                                     SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM COMPENSATION
                                                                                            ----------------------
                                    ANNUAL COMPENSATION                              AWARDS                        PAYOUTS
                                    -------------------                              ------                        -------


  (a)                  (b)            (c)         (d)         (e)            (f)           (g)                (h)          (i)
NAME                                                          OTHER       RESTRICTED    SECURITIES
AND                                                           ANNUAL        STOCK         UNDERLYING          LTIP      ALL OTHER
PRINCIPAL                                                     COMPEN-      AWARDS          OPTIONS/          PAYOUTS      COMPEN-
POSITION              YEAR     SALARY ($)      BONUS($)     SATION($)       ($)            SAR'S(#)            ($)       SATION ($)
                                                                   (1)


CARL HOROWITZ         2001      $171,765       $    -               -           -                -           $    -       $      -
CEO, PRESIDENT        2000       180,440            -               -      53,125                -                -              -
                      1999       174,414            -          12,812      50,000                -                -              -

IRENE HOROWITZ        2001        134,591           -               -           -                -                -              -
SENIOR VICE           2000        141,388           -               -      53,125                -                -              -
PRESIDENT             1999        164,873           -               -      50,000                -                -              -

JOHN M. RYAN          2001        286,583           -               -           -                -                -              -
EXECUTIVE VICE        2000        247,178           -               -           -                -                -              -
PRESIDENT             1999        272,486           -               -      20,000                -                -              -

MOHAN SANDUJA         2001        124,073           -               -           -                -                -              -
VICE PRESIDENT        2000        128,180           -               -           -                -                -              -
RESEARCH AND          1999        126,897           -               -           -                -                -              -
DEVELOMENT



(1) Represents premiums on officer's life insurance policy in which Mr. Horowitz had the right to designate the beneficiary.

Stock Options

No executive officer owns any stock options as of December 31, 2001. No stock options were granted or exercised by any Executive Officer in 2001.

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

Effective January 1, 1990, the Company adopted a qualified noncontributory profit sharing plan. Eligible employees must meet two requirements to become participants; attainment of age 21 and completion of one year of service with the Company. Employer contributions, if any, are determined at the Board of Directors' discretion. A percentage of the benefits vest after three years of qualifying service. The Company elected to make a $5,000 contribution for 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 15, 2002, with respect to each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, each executive officer named on the Summary Compensation table, and by all officers and directors as a group:

                                                 AMOUNT
                     NAME AND ADDRESS OF         BENEFICIALLY       PERCENTAGE
TITLE OF CLASS       BENEFICIAL OWNER            OWNED              OF CLASS
--------------       -------------------         -----              ----------

Common stock         Carl Horowitz               762,668(1)         39.60(1)
$.01 par value       2719 Whitman Drive
                     Brooklyn, NY  11234

                                                 AMOUNT
                     NAME AND ADDRESS OF         BENEFICIALLY       PERCENTAGE
TITLE OF CLASS       BENEFICIAL OWNER            OWNED              OF CLASS
--------------       -------------------         -----              ----------

                     Irene Horowitz              475,354(1)             24.70(1)
                     2719 Whitman Drive
                     Brooklyn, NY  11234

                     John M. Ryan                 40,210                 2.08
                     3035 Lonni Lane
                     Merrick, N.Y.  11566

                     Alice J. Barton              20,151                 1.04
                     3046 West Tonopah Drive
                     Phoenix, Arizona  85027

                     Boris Jody                        -                     -
                     4301 N. Ocean Blvd.
                     Boca Raton, Fl.

                     Jascha J. Gurevitz                -                     -
                     155 East 93rd Street, Apt. 3A
                     New York, NY 10028

                     Anna Dichter                   1,800                 .09
                     1757 E. 54th Street
                     Brooklyn, N.Y.

                     Terry J. Wolfgang              3,700                 .19
                     440 West End Avenue
                     New York, N.Y.  10750

                     Dr. Mohan Sanduja              1,000                 .05
                     144-90 91st Avenue
                     Flushing, N.Y.

                     Clare Chamow                     400                 .02
                     5613 Fillmore Avenue
                     Brooklyn, N.Y. 11234

                     All executive officers and
                     Directors as a group (10
                     in number)                 1,013,908               52.64

(1) Includes 291,375 shares jointly held by Carl and Irene Horowitz, but excludes shares individually held by the other.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, the Company compensated Terry S. Wolfgang, Esq. $83,232 for legal services rendered to the Company. Ms. Wolfgang is a director of the Company and is the daughter of the Company's President, Dr. Carl Horowitz and Senior Vice President, Irene Horowitz.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

Exhibit  Description

(3.1) Registrant's Certificate of Incorporation, as amended, and By-Laws, as amended (incorporated by reference as previously filed with the United States Securities and Exchange Commission on January 7, 1986 on Form
         10). Amendment to the Certificate of Incorporation dated July 23, 1988, (incorporated by reference as previously filed with the United States Securities and Exchange Commission in March 1991 with Form 10K)

(3.2) By Laws, as amended (incorporated by reference as previously filed with the United States Securities and Exchange Commission on January 7, 1986 on Form 10K)

(10.1) Employment Contract of Carl Horowitz, the Company's President, dated March 17, 1998 (filed with 1998 Form 10K). *

(10.3) Retirement benefits agreement between the Company and Carl Horowitz, dated July 26, 1994 (incorporated by reference as previously filed with the United States Securities and Exchange Commission in March, 1995 with Form 10K). *

(10.4) Retirement benefits agreement between the Company and Irene Horowitz, dated July 26, 1994 (incorporated by reference as previously filed with the United States Securities and Exchange Commission in March, 1995 with Form 10K).

(10.5) Term loan and credit facility documents dated March 20, 2000, between registrant and Dime Savings Bank (incorporated by reference as previously filed with the United States Securities and Exchange Commission on May 8, 2000 with Form 10-QSB).

(16.1) Former Accountants' letter to the Commission (incorporated by reference as previously filed with the United States Securities and Exchange Commission on February 26, 2001 with Form 8-K).

(23.1)   Consent of independent public accountants.


(23.2)   Consent of independent public accountants.


*        Management Contract

(b)      Reports on Form 8-K.
                   NONE

                        POLYMER RESEARCH CORP. OF AMERICA

                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Report of Independent Accountants                                   F-2 - F-3

Balance Sheets at December 31, 2001 and 2000                        F-4 - F-5

Statements of Operations for the Years Ended
December 31, 2001, 2000 and 1999                                          F-6

Statements of Comprehensive Income for the Years
Ended December 31, 2001, 2000 and 1999                                    F-7

Statements of Stockholders' Equity for the Years Ended
December 31, 2001, 2000 and 1999                                          F-8

Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999                                   F-9 - F-10

Notes to Financial Statements                                     F-11 - F-21

Financial Statement Schedules

For the Years Ended December 31, 2001, 2000 and 1999:

Report of Independent Accountants
on Financial Statement Schedules                                         F-22

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Stockholders and Board of Directors
Polymer Research Corp. of America
Brooklyn, New York


We have audited the accompanying balance sheets of Polymer Research Corp. of America at December 31, 2001 and 2000, and the related statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Polymer Research Corp. of America at December 31, 1999, were audited by other auditors whose report dated February 16, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polymer Research Corp. of America at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                            GOLDSTEIN & GANZ, CPA's, P.C.

Great Neck, New York
February 25, 2002

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors
Polymer Research Corp. of America
Brooklyn, New York


We have audited the accompanying balance sheet of Polymer Research Corp. of America at December 31, 1999 and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polymer Research Corp. of America at December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.



                                       CASTELLANO, KORENBERG & CO. CPAs, P.C.

Hicksville, New York
February 16, 2000

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                                     2001                          2000
                                                                     ----                          ----

Current Assets:
    Cash and cash equivalents                                  $  711,952                    $  695,585
    Accounts receivable, less allowance for
     doubtful accounts of $-0- for 2001 and 2000                  515,343                       281,661
    Inventories                                                   143,836                       124,719
    Deferred tax charge                                            57,946                        33,600
    Prepaid and refundable income taxes                            96,455                       203,405
    Prepaid expenses and other current assets                       6,441                            --
                                                               ----------                    ----------

         Total Current Assets                                   1,531,973                     1,338,970
                                                               ----------                    ----------

Property and Equipment, net of
     accumulated depreciation of $1,194,815 and
     $1,107,628, respectively                                   2,594,197                     2,673,779
                                                               ----------                    ----------

Other Assets:
    Cash - restricted, non-current                                150,000                       150,000
    Security deposits                                               2,175                         1,195
                                                               ----------                    ----------

                                                               $4,278,345                    $4,163,944
                                                               ==========                    ==========



                                             See Notes to Financial Statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      2001                          2000
                                                                      ----                          ----
Current Liabilities:
    Note payable - bank                                        $   150,000                   $    50,000
    Current maturities of long term debt                           100,000                       100,613
    Accounts payable                                                83,914                        19,991

    Deferred revenue                                               259,250                       290,000

    Accrued expenses and other current
     liabilities                                                   303,953                       234,574
                                                               -----------                   -----------

         Total Current Liabilities                                 897,117                       695,178
                                                               -----------                   -----------

Long-Term Liabilities:
    Long term debt, less current maturities                        241,667                       341,667
                                                               -----------                   -----------


         Total Liabilities                                       1,138,784                     1,036,845
                                                               -----------                   -----------

STOCKHOLDERS' EQUITY:
    Common stock - $.01 par value; 4,000,000
      shares authorized; 1,925,784 shares issued                    19,257                        19,257
    Capital in excess of par value                               3,504,978                     3,504,978

    Accumulated deficit                                           (366,913)                     (379,375)
                                                               -----------                   -----------

                                                                 3,157,322                     3,144,860
Less:  Treasury stock, at cost - 22,140 shares                      17,761                        17,761
                                                               -----------                   -----------

         Total Stockholders' Equity                              3,139,561                     3,127,099
                                                               -----------                   -----------

                                                               $ 4,278,345                   $ 4,163,944


                       See Notes to Financial Statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                         2001                       2000                       1999
                                                                         ----                       ----                       ----
Net Revenues:
         Research                                                  $4,361,144                $ 4,398,948                $ 3,814,145
         Production                                                   710,948                    672,293                  1,022,012
                                                                  -----------                -----------                -----------
                                                                    5,072,092                  5,071,241                  4,836,157
                                                                  -----------                -----------                -----------
Cost of Revenues:
         Research                                                     957,277                  1,065,046                  1,090,261
         Production                                                   445,041                    609,639                    573,862
                                                                  -----------                -----------                -----------
                                                                    1,402,318                  1,674,685                  1,664,123
                                                                  -----------                -----------                -----------

Gross Profit                                                        3,669,774                  3,396,556                  3,172,034

Selling, General and Administrative
 Expenses                                                           3,639,980                  3,497,672                  3,303,995
                                                                  -----------                -----------                -----------

Income (Loss) from Operations                                          29,794                   (101,116)                  (131,961)
                                                                  -----------                -----------                -----------

Other Income (Expense):
         Interest income                                               15,266                     41,664                     85,652
         Interest expense                                             (40,553)                   (96,440)                  (152,321)
         Realized loss on investment
          in marketable securities                                         --                    (11,044)                    (1,088)
                                                                  -----------                -----------                -----------

                  Total Other Expense                                 (25,287)                   (65,820)                   (67,757)
                                                                  -----------                -----------                -----------

Income (Loss) Before (Benefit From)
 Provision for Income Taxes                                             4,507                   (166,936)                  (199,718)

(Benefit From) Provision For Income
 Taxes                                                                 (7,955)                    53,973                    (63,673)
                                                                  -----------                -----------                -----------

Net Income (Loss) $                                                    12,462                $  (220,909)               $  (136,045)
                                                                  ===========                ===========                ===========

Basic and Diluted
   Income (Loss) Per Share                                        $      0.01                $     (0.12)               $     (0.08)
                                                                  ===========                ===========                ===========

Weighted Average Number of Shares
 Outstanding                                                        1,925,784                  1,814,151                  1,774,904
                                                                  ===========                ===========                ===========

                       See Notes to Financial Statements.

                                                                                  2001                  2000                   1999
                                                                                  ----                  ----                   ----

Net Income (Loss)                                                            $  12,462             $(220,909)             $(136,045)
                                                                             ---------             ---------              ---------

Other Comprehensive Loss,
 Net of Tax:
         Unrealized (loss) gain during the period                                   --                    --                (55,359)
         Reclassification adjustment for losses (gains),
          included in net income                                                    --                49,489                  1,088
                                                                             ---------             ---------              ---------


                Other Comprehensive Loss,
                 Before Tax                                                         --                49,489                (54,271)

         Deferred Tax (Expense) Benefit                                             --               (25,100)                25,100
                                                                                                   ---------              ---------

Other Comprehensive Income (Loss),
 Net of Tax                                                                         --                24,389                (29,171)
                                                                             ---------             ---------              ---------

Comprehensive Income (Loss)                                                  $  12,462             $(196,520)             $(165,216)
                                                                             =========             =========              =========



                       See Notes to Financial Statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                               Common Stock, $.01
                                                    Par Value                                                       Accumulated
                                            4,000,000 Shares Authorized             Capital           Retained        Other
                                            ---------------------------            in Excess          Earnings      Comprehensive
                                            Shares Issued      Amount               of Par           (Deficit)       (Loss) Income
                                            -------------      ------               ------           ---------       -------------


Balance, December 31, 1998                  1,685,784          $16,857          $3,120,685        $   167,259        $  4,782

Net Loss                                            -                -                   -           (136,045)              -

Stock Bonus Issued                            140,000            1,400             138,600                  -               -

Stock Dividend                                      -                -             140,443           (189,680)              -

Other Comprehensive Loss, Net of Tax                -               -0-                  -                  -         (29,171)
                                            ---------          --------         ----------           ---------       ---------
Balance, December 31, 1999                  1,825,784           18,257           3,399,728           (158,466)        (24,389)
                                            ---------          --------         ----------           ---------       ---------

Net Loss                                            -                -                   -           (220,909)              -

Stock Bonus Issued                            100,000            1,000             105,250                  -               -

Acquisition of Treasury Stock                       -                -                   -                  -               -

Other Comprehensive Income, Net of Tax              -                -                   -                  -          24,389
                                            ---------          --------         ----------           ---------       --------
Balance, December 31, 2000                  1,925,784           19,257           3,504,978           (379,375)              -
                                            ---------          --------         ----------           ---------       --------

Net Income                                          -                -                   -             12,462               -
                                            ---------          --------         ----------           ---------       ---------


Balance, December 31, 2001                  1,925,784          $19,257          $3,504,978        $  (366,913)       $      -
                                            =========          ========         ==========        =============      =========


                                             Treasury Stock - At Cost
                                             ------------------------
                                              Shares           Amount
                                              ------           ------


Balance, December 31, 1998                    91,837         $(56,737)

Net Loss                                           -                -

Stock Bonus Issued                                 -                -

Stock Dividend                               (79,697)          49,237

Other Comprehensive Loss, Net of Tax               -                -
                                             --------        ---------
Balance, December 31, 1999                    12,140           (7,500)
                                             --------        ---------

Net Loss                                           -                 -

Stock Bonus Issued                                 -                 -

Acquisition of Treasury Stock                 10,000           (10,261)

Other Comprehensive Income, Net of Tax             -                 -
                                             --------
Balance, December 31, 2000                    22,140           (17,761)
                                             --------          ---------

Net Income                                         -                 -
                                             --------          ---------


Balance, December 31, 2001                    22,140          $ (17,761)
                                             ========         ==========



                       See Notes to Financial Statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                               2001                  2000                    1999
                                                                               ----                  ----                    ----

Cash Flows From Operating Activities:
     Cash received from customers                                       $ 4,786,566             $ 5,119,242             $ 4,484,959
     Interest received                                                       15,266                  41,664                  85,652
     Income tax refunds received                                             90,559                       -                       -
                                                                        -----------             -----------             -----------
         Cash Provided By Operating Activities                            4,892,391               5,160,906               4,570,611
                                                                        -----------             -----------             -----------

     Cash paid for merchandise                                           (1,373,000)             (1,692,984)             (1,615,653)
     Cash paid to suppliers and employees                                (3,455,505)             (3,287,836)             (3,255,865)
     Interest paid                                                          (96,440)               (152,321)                (39,301)
     Income taxes paid                                                            -                       -                (139,350)
                                                                        -----------             -----------             -----------
         Cash Disbursed For Operating Activities                         (4,867,806)             (5,077,260)             (5,163,189)
                                                                        -----------             -----------             -----------

                      Net Cash Provided By (Used In)
                      Operating Activities                                   24,585                  83,646                (592,578)
                                                                        -----------             -----------             -----------
    Cash Flows From Investing Activities:
     Proceeds from maturity of certificates of deposit                            -                 235,246                 932,000
     Proceeds from sale of marketable securities                                  -                 330,841                 276,108
                                                                        -----------             -----------             -----------
         Cash Provided By Investing Activities                                    -                 566,087               1,208,108
                                                                        -----------             -----------             -----------

     Purchase of marketable securities                                            -                       -                (241,447
     Purchase of property and equipment                                      (7,605)                (18,295)                      -
                                                                        -----------             -----------             -----------
         Cash Disbursed For Investing Activities                             (7,605)                (18,295)               (241,447)
                                                                        -----------             -----------             -----------

                  Net Cash Provided By (Used In)
                  Investing Activities                                       (7,605)                547,792                 966,661
                                                                        -----------             -----------             -----------

    Cash Flows From Financing Activities:
     Proceeds from note payable - bank                                      100,000                  50,000                       -
                                                                        -----------             -----------             -----------
         Cash Provided By Financing Activities                              100,000                  50,000                       -
                                                                        -----------             -----------             -----------

     Principal payments on mortgage payable                                       -                (917,082)                (34,688)
     Principal payments on long-term borrowings                            (100,613)                (65,288)                 (5,855)
     Purchase of treasury stock                                                   -                 (10,261)                      -
                                                                        -----------             -----------             -----------
         Cash Disbursed For Financing Activities                           (100,613)               (992,631)                (40,543)
                                                                        -----------             -----------             -----------

                  Net Cash (Used In) Financing
                  Activities                                                   (613)               (942,631)                (40,543)
                                                                        -----------             -----------             -----------

                  Net Increase (Decrease) In Cash                            16,367                (311,193)                333,540

                  Cash, Beginning Of Year                                   845,585               1,156,778                 823,238
                                                                        -----------             -----------             -----------

                  Cash, End Of Year                                     $   861,952             $   845,585             $ 1,156,778
                                                                        ===========             ===========             ===========


                       See Notes to Financial Statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                       2001                2000                  1999
                                                                       ----                ----                  ----
 Reconciliation of Net (Loss) Income to Net Cash
  Provided By (Used In) Operating Activities:

Net Income (Loss)                                                   $  12,462             $(220,909)            $(136,045)
                                                                    ---------             ---------             ---------


Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided By (Used In) Operating Activities:

   Bonus paid through issuance of stock                                     -               106,250               140,000
   Depreciation and amortization                                       87,187                95,434                88,103
   Bad debt expense                                                    21,094                60,435                   120
   Realized loss on investment in marketable securities                     -                11,044                 1,088

Changes in assets (increase) decrease:
   Accounts receivable                                               (254,776)              (35,667)              (60,880)
   Inventories                                                        (19,117)               (8,691)              (12,898)
   Deferred tax charge                                                (24,346)               68,800               (63,400)
   Prepaid and refundable income taxes                                106,950               (14,827)             (188,578)
   Prepaid expenses and other current assets                           (6,441)               37,605               (24,427)
   Security deposits                                                     (980)                    -                     -

Changes in liabilities increase (decrease):
   Accounts payable                                                    63,923               (61,705)                7,408
   Deferred revenue                                                   (30,750)               83,668              (290,318)
   Income taxes payable                                                     -                     -               (89,431)
   Accrued expenses and other current liabilities                      69,379               (37,791)               36,680
                                                                    ---------              ---------            ---------

             Total Adjustments                                         12,123               304,555              (456,533)
                                                                    ---------              ---------            ---------

                  Net Cash Provided By (Used In)
                  Operating Activities                              $  24,585             $  83,646             $(592,578)
                                                                    =========             =========             =========

Schedule of Non-Cash Investing And Financing Activities:

         Stock dividend paid                                        $       -             $       -             $ 189,680
                                                                    =========             =========             =========

         Other comprehensive income (loss), net of tax              $       -             $  24,389             $ (29,171)
                                                                    =========             =========             =========

         Equipment acquired under long-term financing               $       -             $       -             $  13,424
                                                                    =========             =========             =========

         Stock bonus paid                                           $       -             $ 106,250             $ 140,000
                                                                    =========             =========             =========



                       See Notes to Financial Statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 1 -        Summary of Significant Accounting Policies
                ------------------------------------------

                Business Activity
                -----------------

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

                Credit Risk
                -----------

                Financial instruments that potentially subject the Company to credit risk include investments in United States Treasury bills, notes and other certificates of deposit, government agencies' securities and U.S. Government and New York State mutual bond funds. Future changes in economic conditions may make the investments less valuable. The Company did not have any such investments at December 31, 2001 and 2000.

                In addition, financial instruments that potentially subject the Company to credit risk also include accounts receivable. Accounts receivable are not collateralized.

                The Company maintains deposits with financial institutions in excess of amounts insured by the FDIC.

                Use of Estimates
                ----------------

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

                Cash Equivalents
                ----------------

                The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

                Investment Securities
                ---------------------

                The Company determines the appropriate classification of securities at the time of purchase. If the Company has the intent and the ability at the time of purchase to hold securities until maturity or on a long-term basis, they are classified as investment securities and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. The Company did not have any such investments at December 31, 2001 and 2000.

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

                Inventories
                -----------

                Inventories, which consists of raw materials and finished goods are valued at the lower of cost or market, with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or net realizable value.

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

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 1 -        Summary of Significant Accounting Policies (continued).
                -----------------------------------------------------

                Property and Equipment (continued).
                -----------------------------------
                ---------------------------------

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

                Deferred Financing Costs
                ------------------------

                Costs incurred in obtaining the mortgage used to finance the purchase the building were capitalized and amortized over the term of the related obligation utilizing the straight-line method. The mortgage was repaid in June 2000 and all related costs were written off at that time.

                Deferred Revenue
                ----------------

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

                Profit Sharing Plan
                -------------------

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

                Earnings Per Share
                ------------------

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

                Reclassifications
                -----------------

                Certain accounts relating to the prior years have been reclassified to conform to the current year's presentation. These reclassifications have no effect on previously reported income.

                Segment Information
                -------------------

                The Company operates in two segments. The Company is primarily in the business of performing research and development on a contract basis. Additionally, the Company also manufactures and sells chemical products arising from its research activities as well as inks used by textile businesses for the printing of textiles.

Note 2 -        Investment Securities
                ---------------------

                As of December 31, 2000, the Company had liquidated its investment in securities in connection with the repayment of the building mortgage.

Note 3 -        Inventories
                -----------

                Inventories at December 31, 2001 and 2000 were comprised of the following:

                                                           2001             2000
                                                           ----             ----

                Raw materials                        $  141,549       $  122,007
                Finished goods                            2,287            2,712
                                                     ----------       ----------
                                                     $  143,836       $  124,719
                                                     ==========       ==========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS



Note 4 -        Property and Equipment
                ----------------------

                Property and equipment at December 31, 2001 and 2000 was comprised of the following:

                                                          2001             2000
                                                          ----             ----
                Land                               $   450,000      $   450,000
                Land improvements                       80,211           80,211
                Building                            2,550,000         2,550,000
                Building improvements                 301,880           301,880
                Machinery and equipment               262,050           257,654
                Furniture and fixtures                100,424            99,018
                Office equipment                        44,447           42,644
                                                   -----------    -------------
                                                     3,789,012        3,781,427
                Less:  Accumulated depreciation
                           and amortization          1,194,815        1,107,628
                                                   -----------      -----------

                                                    $2,594,197       $2,673,779

                Depreciation and amortization expense related to property and equipment amounted to $87,187, $95,434 and $87,740 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 5 -        Debt
                ----

                Long term debt at December 31, 2001 and 2000 was comprised of the following:

                                                                                         2001             2000
                                                                                         ----             ----
                Term loan payable in equal monthly installments of $8,333 with interest at 8.5% through May, 2005, collateralized by
                substantially all personal property of the Company                   $341,667         $441,667

                Installment loan payable in equal monthly installments of $613 with interest at 9.0% per annum through January, 2001,
                collateralized
                by all related equipment.                                                   -              613
                                                                                  -----------       ----------
                                                                                      341,667          442,280
                Less: Current maturities                                              100,000          100,613
                                                                                  -----------       ----------

                                                                                   $  241,667       $  341,667
                                                                                   ==========       ==========


                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS

Note 5 -        Debt (continued)
                ----------------

                Revolving Credit Note
                ---------------------

                The Company has been provided a $150,000 revolving credit facility, maturing on June 30, 2002, replacing its $250,000 revolving line of credit. Interest is payable monthly at 1% above the bank's prime rate. The lending arrangement is collateralized by substantially all assets of the Company. Interest expense for the year was $3,750. In addition, the lending arrangement requires the Company to maintain certain financial covenants including minimum tangible net worth and annual cash flow minimums. At December 31, 2001, the Company was not in compliance with certain of these covenants. The lender has agreed to waive such requirements for the current year. During the year the Company drew upon the entire $150,000 line of credit, which remains outstanding at December 31, 2001.

                Term Loan Payable
                -----------------

                On March 20, 2000, the Company entered into a borrowing arrangement with the bank that issued its revolving credit facility, whereby the bank agreed to extend a $500,000 term loan to the Company. The Company drew down the entire term loan on June 2, 2000, in connection with the balloon payment due on the building mortgage. The term loan is payable in sixty equal monthly principal installments of $8,333 plus interest at 8.5% per annum through May 31, 2005. At December 31, 2001 and 2000, the balances due under the term loan aggregated $341,667 and $441,667, respectively.

                The Company was required to place $150,000 into a money market account to collateralize the loan. Originally, the bank agreed to release an equal portion of the collateral annually over the five-year term of the agreement. However, the 2001 portion was not released because the Company was not in compliance with certain of its financial covenants and the entire $150,000 remained as collateral until the requirements under the covenants have been achieved. The loan is also collateralized by substantially all personal property of the Company.

                Aggregate maturities of the term loan payable are as follows:

                Year Ending December 31:
                -----------------------
                        2002                                   $   100,000
                        2003                                       100,000
                        2004                                       100,000
                        2005                                        41,667
                                                               -----------
                                                               $   341,667
                                                               ===========

                 Mortgage Payable
                 ----------------
                 During June, 2000, the Company paid the $1,398,330 outstanding balance on the building mortgage. To fund this payment, the Company sold certain investment securities (see Note 2), drew down on the term loan (see above) and utilized available cash.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS


Note 6 -        Deferred Revenue
                ----------------

                At December 31, 2001 and 2000 the Company received research contract payments not yet earned aggregating $259,250 and $290,000, respectively.

Note 7 -        Commitments and Contingencies
                -----------------------------

                Litigation
                ----------

                At December 31, 2001, the Company is a defendant in various lawsuits, which arose, in the ordinary course of business. As of December 31, 2001, the Company recorded a provision which it deemed adequate for legal expenses and potential unfavorable rulings in certain of these cases. It is management's opinion that the outcome from such lawsuits will not have a material effect on the Company's financial position.

                Retirement Agreements
                ---------------------

                On July 26, 1994 the Company entered into retirement agreements with the Company's President and Senior Vice President. The agreements set a compensation rate of 60% of the average annual compensation for the five preceding years, payable for the remainder of the individuals' life. In addition, the Company is to maintain the individuals' medical benefits.

                Employment Agreements
                ---------------------

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

                Leases
                ------

                The Company has entered into various noncancellable operating leases for office space and equipment requiring future minimum lease payments as follows:

                                 Years Ending December 31:
                                 ------------------------
                                    2002                          $75,476
                                    2003                            53,358
                                    2004                            33,910
                                    2005                            34,715
                                    2006                            14,600

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS


Note 7 -        Commitments and Contingencies (continued).
                ----------------------------------------

                Rent expense charged to operations for the years ended December 31, 2001, 2000 and 1999 amounted to $78,834, $78,769 and
                $54,829, respectively.

Note 8 -        Stock Dividends
                ---------------

                On February 11, 1999, the Company declared a 5% stock dividend to stockholders of record at March 19, 1999, paid April 2, 1999. The transaction was valued based upon the closing market price of the Company's stock on February 10, 1999, which was $2.38 per share. Retained earnings was charged for $189,680 as a result of the issuance of 79,697 treasury shares.

Note 9 -        Shareholders Rights Plan
                ------------------------

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

Note 10 -       Stock Bonuses
                -------------

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


Note 10 -       Stock Bonuses (continued)
                -------------------------

                On April 12, 1999, the Company issued as a bonus to certain officers, 140,000 restricted shares of the Company's stock. The shares have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The Company valued the shares issued at $1.00 per share aggregating $140,000.

Note 11 -       Income Taxes
                ------------

                The provision for (benefit from) income taxes is summarized as follows:

                                          2001             2000           1999
                                          ----             ----           ----
                Current:
                -------
                Federal                $       -      $      -     $ (24,159)
                State and local           16,391       (14,827)       23,886
                                          ------      ---------    ----------
                                          16,391       (14,827)         (273)
                                         -------      ---------    ----------
                Deferred:
                --------
                Federal                   (8,341)       68,800       (39,400)
                State and local          (16,005)            -       (24,000)
                                         --------     ---------    -----------
                                         (24,346)       68,800       (63,400)
                                        ---------     ---------    -----------
                                         $(7,955)     $ 53,973     $ (63,673)
                                        =========       =========  ===========

                The reconciliation between the tax provision (benefit) utilizing the maximum federal statutory tax rates for the years ended December 31, 2001and 2000 and the rates reflected in the accompanying financial statements are as follows:

                                                                                2001              2000
                                                                                ----              ----

                Income tax (benefit) at U.S. statutory rates                $(19,422)       $  (56,758)
                Increase (decrease) in federal income
                    tax expense resulting from:
                Surtax exemption                                              11,213            12,750
                Federal tax arising from non-deductible
                      expenses                                                     -            89,650
                State and local taxes                                            254             8,331
                                                                            --------        ----------

                Income tax expense (benefit)                                 $(7,955)       $  53,973
                                                                            ========        ==========

                As a result of losses incurred through December 31, 2001, the Company has net operating loss carryforwards of approximately $106,000. These carryforwards expire as follows: $42,000 in 2019 and $64,000 in 2021.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS


Note 12 -       Industry Segments
                -----------------
                The Company's operations are classified into the following two industry segments: Research - providing laboratory research services in the area of polymer chemistry, and Production - the manufacturing and sale of products arising from research activities and the sale of textile printing inks and accessories.

                Selected financial information on industry segments for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                                          2001                   2000                1999
                                                                          ----                   ----                ----
Net Revenues:
         Research                                                   $4,361,144             $4,398,948          $3,814,145
         Production                                                    710,948                672,293           1,022,012
                                                                    ----------             ----------          ----------

                  Total Net Revenues                                $5,072,092             $5,071,241          $4,836,157
                                                                    ==========             ==========          ==========

Gross Profit:
         Research                                                   $3,403,867             $3,333,902          $2,723,884
         Production                                                    265,907                 62,654             448,150
                                                                    ----------             ----------          ----------
                  Total Gross Profit                                 3,669,774              3,396,556           3,172,034

Selling, General and Administrative
 Expenses                                                            3,639,980              3,497,672           3,303,995
                                                                    ----------            -----------           ---------


Income (Loss) from Operations                                       $   29,794             $ (101,116)         $ (131,961)
                                                                    ==========             ===========         ===========


                                                                          2001                   2000                1999
                                                                          ----                   ----                ----
Capital Expenditures:
         Research                                                   $    1,824             $    7,592          $    5,571
         Production                                                        879                  3,659               2,685
         Corporate                                                       4,902                  7,044               5,168
                                                                    ----------             ----------          -----------

                  Total                                             $    7,605             $   18,295          $   13,424
                                                                    ==========             ==========          ===========

Depreciation and Amortization:
         Research                                                   $   35,155             $   35,155          $   36,412
         Production                                                     16,942                 16,942              17,548
         Corporate                                                      50,390                 43,337              33,780
                                                                    ----------             ----------          ----------

                  Total                                             $   87,187             $   95,434          $   87,740
                                                                    ==========             ==========          ==========


                                              POLYMER RESEARCH CORP. OF AMERICA
                                                NOTES TO FINANCIAL STATEMENTS


Identifiable Assets:
                                                         December 31,
                                                    --------------------
                                                    2001           2000
                                                    ----           ----
     Research                                 $1,502,680     $1,089,693
     Production                                  743,206        931,553
     Corporate                                 2,032,459      2,142,698
                                              ----------     -----------

           Total                              $4,278,345     $4,163,944
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


Note 13 -        Accrued Expenses and Other Current Liabilities
                 ----------------------------------------------

                  Accrued expenses and other current liabilities at December 31, 2001 and 2000 were comprised of the following:

                                                           2001            2000
                                                           ----            ----

                 Accrued settlement expenses          $ 200,000       $ 125,500
                 Accrued vacation                        30,917          43,728
                 Accrued professional fees               42,200          35,000
                 Other accruals                          30,836          30,346
                                                      ---------       ---------

                                                      $ 303,953       $ 234,574
                                                      =========       =========


Note 14 -        Profit Sharing Plan
                 -------------------

                  Profit sharing expense under the Company's noncontributory profit sharing plan charged to operations amounted to $5,590, $4,446 and $-0- for the years ended December 31, 2001, 2000 and 1999, respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To The Stockholders and Board of Directors
Polymer Research Corp. of America
Brooklyn, New York


Our report on the audits of the basic financial statements of Polymer Research Corp. of America for the years 2001 and 2000, appears on page F-2. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for 1999 was audited by other auditors whose report dated February 16, 2000 appears on page F-3 and expressed an unqualified opinion on that information.

The accompanying supplementary information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for 2001 and 2000 and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                Goldstein & Ganz, CPA's, P.C..



Great Neck, New York
February 25, 2002

                        POLYMER RESEARCH CORP. OF AMERICA
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




Column A                                Column B                     Column C                     Column D             Column E
--------                                --------                     --------                     --------             --------

                                                                    Additions
                                                                    ---------
                                        Balance at              Charged to      Charged
                                        Beginning               Costs and       to Other                               Balance at
                                        Of Year                 Expenses        Accounts          Deductions           End of Year
                                        -------                 --------        --------          ----------           -----------

Allowance for Doubtful Accounts:
-------------------------------

Year ended December 31, 2001            $           -           $   21,094      $         -       $  21,094            $        -
                                        -------------           ----------      -----------       ---------            ----------
Year ended December 31, 2000            $           -           $   60,435      $         -       $  60,435            $        -
                                        -------------           ----------      -----------       ---------            ----------
Year ended December 31, 1999            $           -           $      120      $         -       $     120            $        -
                                        -------------           ----------      -----------       ---------            ----------

Reserve for Sales Credits:
-------------------------

Year ended December 31, 2001            $           -           $        -      $         -       $       -            $        -
                                        -------------           ----------      -----------       ---------            ----------
Year ended December 31, 2000            $           -           $        -      $         -       $       -            $        -
                                        -------------           ----------      -----------       ---------            ----------
Year ended December 31, 1999            $           -           $        -      $         -       $       -            $        -
                                        -------------           ----------      -----------       ---------            ----------



                        POLYMER RESEARCH CORP. OF AMERICA
                        SCHEDULE X - SUPPLEMENTARY INCOME
                              STATEMENT INFORMATION


                                               Charged To Costs and Expenses
                                               -----------------------------
                                                         December 31,
                                                         ------------
                                            2001           2000          1999
                                            ----           ----          ----


1. Maintenance and Repair               $   50,110     $   81,152     $       *
                                        ----------     ----------     ---------

2. Depreciation                         $   87,187     $   84,711     $  87,740
                                        ----------     ----------     ---------

3. Taxes, Other Than Payroll
    And Income Taxes                             *              *             *

4. Royalties                                     *              *             *
5. Advertising Costs                             *              *             *

Note:  * Less than 1% of revenue.

                        POLYMER RESEARCH CORP. OF AMERICA
         SCHEDULE XI - PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 2001


                                      Initial Cost to  Company            Gross Amount At Which Carried
                                      ------------------------                At Close of Period
                                                                              ------------------

                                        Land                            Land
                                      Building                        Building
                                         and                            and                                           Accumulated
Description           Encumbrances   Improvements      Equipment     Improvements       Equipment          Total      Depreciation
-----------           ------------   ------------      ---------     ------------       ---------          -----      ------------
Land, Building and
 Improvements         $          -    $3,382,091       $       -     $3,382,091        $        -         $3,382,091  $  830,408

Equipment                        -             -         406,921              -           406,921            406,921     364,407
                      ------------    ----------       ---------     ----------        ----------         ----------  ----------

                      $          -    $3,382,091      $  399,316     $3,382,091        $  399,316         $3,789,012  $1,194,815




                                     Life On Which
                                     Depreciation
                                       In Latest
                                        Income
                        Date          Statement
Description           Acquired        is Computed
-----------           --------        -----------

Land, Building and
 Improvements         June 4, 1990    20-40 Years

Equipment              Various         3-10 Years




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POLYMER RESEARCH CORP. OF AMERICA
                                   ---------------------------------
                                                   (Registrant)


                                   By   /s/ Carl Horowitz      Date 03/27/2002
                                     -------------------------     ------------
                                      CARL HOROWITZ,
                                      President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


/s/ Carl Horowitz                                      03/27/2002
-----------------------------------------------        -----------
Carl Horowitz, President, CEO & Director               Date

/s/ Irene Horowitz                                     03/27/2002
-----------------------------------------------        -----------
Irene Horowitz, Senior V.P. & Director                 Date


/s/John Ryan                                           03/27/2002
-----------------------------------------------        -----------
John Ryan, Exec. V.P. & Director                       Date


/s/Alice J. Barton                                     03/27/2002
-----------------------------------------------        -----------
Alice J. Barton, V.P. of W. Coast & Director           Date


/s/Jascha J. Gurevitz                                  03/27/2002
-----------------------------------------------        -----------
Jascha J. Gurevitz, Director                           Date


/s/Boris Jody                                          03/27/2002
-----------------------------------------------        -----------
Boris Jody, Director                                   Date


/s/Dr. Mohan Sanduja                                   03/27/2002
-----------------------------------------------        -----------
Dr. Mohan Sanduja, PhD, V.P., R&D & Director           Date


/s/Terry J. Wolfgang                                   03/27/2002
-----------------------------------------------        -----------
Terry J. Wolfgang, Director                            Date