Form 10QSB
period 2002-03-31
POLYMER RESEARCH CORP OF AMERICA
filed 2002-05-17
CIK 79424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange act of 1934


For Quarter Ended March  31, 2002
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

   Yes  [X]        No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     There were 1,925,784 shares of the registrant's common stock outstanding as of April 30, 2002.

                        POLYMER RESEARCH CORP.OF AMERICA


                             - FORM 10QSB - INDEX -


                                                                           Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION:

                      ITEM I - FINANCIAL STATEMENTS

                      Balance Sheets:
                      March 31, 2002 (Unaudited) and
                         December 31, 2001                                   1

                      Statements of Operations:
                      Three months Periods Ended March 31, 2002
                       and 2001 (Unaudited)                                  2

                      Statements of Cash Flows:
                      Three months Periods Ended March 31, 2002
                       and 2001 (Unaudited)                                  3

                      Notes to Financial Statements                         4-6

          ITEM 2 - MANAGEMENT'S  DISCUSSION AND
                   ANALYSIS OR PLAN OF OPERATIONS                           7-8


PART II - OTHER INFORMATION                                                  9

Item 1.        Legal Proceedings                                             9

Item 2.        Changes in Securities                                         9

               Defaults Upon Senior Securities                               9

               Submission of Matters to a Vote of Security Holders           9

               Other Information                                             9

Item 6.        Exhibits and Reports on Form 8-K                              9

Signatures                                                                  10

PART I - Financial Information
Item 1- Financial Statements


                       POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                                   - ASSETS -

                                                                                                    March 31,      December 31,
                                                                                                       2002            2001
                                                                                                       ----            ----
                                                                                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                                     $   436,088    $   711,952
     Accounts receivable, less allowances of $0                                                        602,581        515,343
     Inventories                                                                                       140,243        143,836
     Deferred tax charge                                                                                57,946         57,946
     Prepaid and refundable income taxes                                                                55,338         96,455
       Prepaid expenses and other current assets                                                        18,515          6,441
                                                                                                   -----------    -----------
TOTAL CURRENT ASSETS                                                                                 1,310,711      1,531,973
                                                                                                   -----------    -----------

Land, Property, and Equipment-net
        of accumulated depreciation of $ 1,216,612 and $1,194,815 respectively                       2,572,449      2,594,197
                                                                                                   -----------    -----------

OTHER ASSETS:
       Cash-restricted                                                                                 150,000        150,000
       Security deposits                                                                                 2,175          2,195
                                                                                                   -----------    -----------
TOTAL OTHER ASSETS                                                                                     152,175        152,195
                                                                                                   -----------    -----------
TOTAL                                                                                              $ 4,035,335    $ 4,278,345
                                                                                                   ===========    ===========

                                                 - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Note payable-bank                                                                             $   150,000    $   150,000
     Current portion of term loan                                                                      316,667        100,000
     Accounts payable and accrued expenses                                                             371,539        387,867
     Deferred revenue                                                                                   54,875        259,250
                                                                                                   -----------    -----------

TOTAL CURRENT LIABILITIES                                                                              893,081        897,117
                                                                                                   -----------    -----------

LONG-TERM LIABILITIES:
         Term loan, less current maturities                                                               --          241,667
                                                                                                   -----------    -----------

TOTAL LIABILITIES                                                                                      893,081      1,138,784
                                                                                                   -----------    -----------



STOCKHOLDERS' EQUITY:
     Common stock - par value $.01 per share,  authorized  4,000,000 shares,  issued
      1,925,784 shares                                                                                  19,257         19,257
     Capital in excess of par value                                                                  3,504,978      3,504,978
     Accumulated deficit                                                                              (364,220)      (366,913)
     Less:  Treasury stock, at cost, 22,140 shares                                                     (17,761)       (17,761)
                                                                                                   -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                                                           3,142,254      3,139,561
                                                                                                   -----------    -----------

TOTAL                                                                                             $  4,035,335    $ 4,278,345
                                                                                                  ============    ===========

                See accompanying notes to financial statements.







                       POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                            2002                  2001

Net Revenue

    Research                                                            $   922,940        $ 1,399,573

    Production                                                               94,546            226,673
                                                                        -----------        -----------

    Total                                                                 1,017,486          1,626,246
                                                                        -----------        -----------

Cost of Revenues

     Research                                                               170,096            298,443

     Production                                                              72,197            200,719
                                                                        -----------        -----------
    Total                                                                   242,293            499,162
                                                                        -----------        -----------

Gross Profit                                                                775,193          1,127,084
                                                                        -----------        -----------

Selling, General and Administrative Expenses                                759,254          1,016,933
                                                                     --------------     --------------

Income from Operations                                                       15,939            110,151
                                                                     --------------        -----------

Other Revenue (Expenses):

      Interest income                                                         2,148              4,780

      Interest expense                                                       (7,093)           (10,906)
                                                                        ------------       ------------

Total other Revenues (Expenses)                                              (4,945)            (6,126)
                                                                        ------------       ------------

Income (loss) before provision (benefit) for income taxes                    10,994            143,545

Provision (benefit)  for income taxes                                         8,300             54,500
                                                                     --------------        -----------

Net Income                                                              $     2,694        $    49,525
                                                                        ===========        ===========

Basic and diluted per share data:

Earnings per share                                                      $       -0-        $       .03
                                                                        ===========        ===========

Weighted average number of shares outstanding                             1,925,784          1,925,784
                                                                        ===========        ===========


                See accompanying notes to financial statements.





                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)



                                                                                          2002          2001

Cash Flows from Operating Activities:
Net income (loss)                                                                   $     2,694    $    49,525
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       21,748         24,999
                                                                                    -----------    -----------
Changes in operating assets and liabilities:                                             24,442         74,524
                                                                                    -----------    -----------
       Accounts receivable                                                              (87,238)       171,131
     Inventories                                                                          3,593         (1,942)

     Prepaid and refundable income taxes                                                 41,117        145,059
     Prepaid expenses and other current assets                                          (12,074)       (36,974)
       Accounts payable                                                                  10,956        (15,895)
       Accrued expenses and other                                                       (27,285)        34,500
     Deferred revenue                                                                  (204,375)       (31,450)
                                                                                    -----------    -----------
Net cash provided by operating activities                                              (250,864)       338,953
                                                                                    -----------    -----------

Cash flows from investing activities:


Purchase of equipment                                                                      - 0-        (25,615)
                                                                                    -----------    -----------


Net cash used for investing activities                                                     - 0-        (25,615)
                                                                                    -----------    -----------

Cash flows from financing activities:
Payments of long term debt                                                              (25,000)       (25,615)
                                                                                    -----------    -----------
Net cash used for financing activities                                                  (25,000)       (25,615)
                                                                                    -----------    -----------


Net increase (decrease) in cash and cash equivalents                                   (275,864)       307,828
                                                                                    -----------    -----------

Cash and cash equivalents, beginning of period                                          861,952        845,585
                                                                                    -----------    -----------
Cash and cash equivalents, end of period                                            $  (586,088)   $ 1,153,413
                                                                                    ===========    ===========

                See accompanying notes to financial statements.

                       POLYMER RESEARCH CORP. OF AMERICA
-------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The Interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2001 included in the Company's Form 10-KSB filed with SEC.

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

NOTE 3 - Provision for Income Taxes

The provision for income taxes for the first three months ended march 31, 2002 and 2001 is as follows:

                     2002      2001
                    -----      ----

Federal             3,750   $32,500
State and local     4,550    22,000
                  -------   -------
Total             $ 8,300   $54,500
                  -------   -------

NOTE 4 - Contingencies

At March 31, 2002, the Company was a defendant in various lawsuits which arose in the ordinary course of business. At March 31, 2002, the Company has included a reserve in current liabilities in an amount that management believes is reasonable for legal expenses and potential unfavorable rulings or settlements of these cases. It is management's opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company's financial condition.

NOTE 5-Long Term Debt

On March 15, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in full in connection with the balloon mortgage payment on June 1, 2000. The five year term loan is repayable in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender no less than $150,000. So long as the company is in compliance with certain financial covenants such balance is decreased proportionately as the term loan is reduced. Simultaneously, the bank extended a $250,000 line of credit facility to the Company. At March 31, 2002 $150,000 is outstanding under the line and is due to be repaid or renewed by the bank June 30, 2002. To secure the term loan and line of credit, the Company granted the lender a security interest in all of the Company's personal property. As of March 31, 2002 the Company was not in compliance with the financial covenants of the loan agreements. The company is currently attempting to refinance the line of credit and the term loan.

                    POLYMER RESEARCH CORPORATION OF AMERICA
                                OTHER INFORMATION
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

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

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents have decreased collectively by $275,864 since December 31, 2001. The decrease resulted principally from slower customer payments, and the repayment of long-term debt of $25,000 and accrued expenses of $ 27,285.

The ratio of current assets to current liabilities decreased to 1.46 to 1.0 at March 31, 2002 as compared to 1.71 to 1.0 at December 31, 2001 principally as a result of the reclassification to current of long term debt. On March 20, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in connection with the balloon mortgage payment on June 1, 2000 and at March 31, 2002 the balance was $316,667. The five-year term loan is repayable in monthly principal instalments of $8,333 plus interest at 8.5% per annum. The loan requires the Company to comply with certain financial covenants and to maintain on deposit with the lender $150,000.

Simultaneously, the bank extended a $250,000 line of credit facility to the Company, $150,000 of which was drawn upon and was outstanding at March 31, 2002 for use as working capital. As of March 31, 2002 the Company was not in compliance with the financial covenants of the loan agreements. The company is currently attempting to refinance such debt.

Based on the above, the Company's cash position at March 31, 2002 may not be sufficient to meet its financial needs including repayment of the bank and to cover any unforeseen sales downturn in the short term. Over both the long and short term, liquidity will be a direct result of sales and related net earnings as well as bank financing. No significant capital expenditures are anticipated.

B. RESULTS OF OPERATIONS

Three months ended March 31, 2002 v. 2001.

Net revenues for the first quarter of 2002 were $1,017,486 a decrease of $ 608,760 (37%) compared with the first quarter of 2001. Research sales decreased $476,633 (34%) in the first quarter of 2002 compared to 2001 due to a slower economy resulting in decreased demand. Product sales decreased $132,127 (58%) compared to the first quarter of 2001 due to decreased demand from research customers.

The cost of revenues in research decreased to 18% from 21% in the first quarter of 2002 compared to 2001 as a result of decreased staff costs. The cost of revenues in production decreased to 76% from 88% in the first quarter of 2002 compared to 2001 as a result of decreased payroll expenses due to attrition of employees who were not replaced.

Selling, general, and administrative expenses increased as a percentage of sales in the first quarter of 2002 as compared to the same quarter of 2001 from 62% to 74% as a result of significantly decreased sales. Income (loss) from operations the first quarter decreased from $110,151 (7% of sales) in 2001 to $15,939 (1.5% of sales) in 2002 principally as a result of decreased sales.

Selling, general, and administrative expenses decreased in 2002 by approximately $258,000 when compared to the comparable period of 2001 as a result of significantly decreased payroll.


                    [This section intentionally left blank.]

PART II - OTHER INFORMATION

ITEM  1 - Legal proceedings:

The Company is a defendant in various lawsuits, which arose, in the ordinary course of business. As of March 31, 2002, the Company has recorded a reserve which it deems adequate for legal expenses and any potential unfavorable rulings in certain of these cases. It is management's opinion that the outcome from such lawsuits will not have a material effect on the Company's financial position.

ITEM 2 - Changes in Securities: None


ITEM 3 - Defaults Upon Senior Securities: None


ITEM 4-  Submission of Matters to a Vote of Security Holders: None
------


ITEM  5- Other Information: None


ITEM 6- Exhibits and Reports on Form 8-K:   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    POLYMER RESEARCH CORPORATION OF AMERICA

May  20,  2002      by:  /s/ Carl Horowitz
                       -------------------------
                       Carl Horowitz, President and Chief Financial Officer