Form 10QSB
period 2002-06-30
POLYMER RESEARCH CORP OF AMERICA
filed 2002-08-15
CIK 79424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002


(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


Commission File Number 0-14119-NY

                        POLYMER RESEARCH CORP. OF AMERICA
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                  New York                                 11-2023495
              ------------------                     ----------------------
       (State or Other Jurisdiction of                (IRS Employer
        Incorporation or Organization)                 Identification No.)

                   2186 Mill Avenue, Brooklyn, New York 11234
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 444-4300
                          ---------------------------
                            Issuer's Telephone Number


There were 1,925,784 shares of the registrant's common stock outstanding as of July 31, 2002.

                        POLYMER RESEARCH CORP.OF AMERICA


                             - FORM 10QSB - INDEX -



                                                                        Page(s)
                                                                        -------
PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Balance Sheets at June 30, 2002 (unaudited)
                  and December 31, 2001                                        1

               Statements  of  Operations  for the Three Month
                  Periods Ended June 30, 2002 and 2001 (unaudited)             2

               Statements of Operations for the Six Month Periods
                  Ended June 30, 2002 and 2001 (unaudited)                     3

               Statements of Cash Flows for the Six
                  Month Periods Ended June 30, 2002 and 2001
                  (unaudited)                                                  4

               Notes to Financial Statements                                 5-7

Item 2.        Management's Discussion and Analysis or Plan of Operation     7-8

PART II.       OTHER INFORMATION                                               9

Item 1.        Legal Proceedings                                               9

Item 2.        Changes in Securities                                           9

Item 3.        Defaults Upon Senior Securities                                 9

Item 4.        Submission of Matters to a Vote of Security Holders             9

Item 5.        Other Information                                               9

Item 6.        Exhibits and Reports on Form 8-K                                9

Signatures                                                                    10

PART I - Financial Information
Item 1- Financial Statements

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                                   - ASSETS -


                                                                                        June 30,          December 31,
                                                                                          2002                 2001
                                                                                    ----------------    ----------------
                                                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                      $     936,932       $       711,952
     Accounts receivable, less allowances of $0                                           637,893               515,343
     Inventories                                                                          127,556               143,836
     Deferred tax charge                                                                   57,946                57,946
     Prepaid and refundable income taxes                                                   49,043                96,455
       Prepaid expenses and other current assets                                           37,626                 6,441
                                                                                    -------------       ---------------
TOTAL CURRENT ASSETS                                                                    1,846,996             1,531,973
                                                                                    -------------       ---------------
Land, Property, and Equipment-net of accumulated depreciation
  of $ 1,227,802 and $1,194,815 respectively                                            2,552,641             2,594,197
                                                                                    -------------       ---------------
OTHER ASSETS:
       Cash-restricted                                                                                          150,000
       Mortgage escrow                                                                     93,000
       Capitalized financing costs - net                                                  112,806
       Security deposits                                                                    2,176                 2,195
                                                                                    -------------       ---------------
TOTAL OTHER ASSETS                                                                        207,982               152,195
                                                                                    -------------       ---------------
TOTAL                                                                               $   4,607,619       $     4,278,345
                                                                                    =============       ===============

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Note payable-bank                                                                                  $       150,000
     Current portion of mortgage payable                                            $      42,444
     Current portion of term loan                                                              -                100,000
     Accounts payable and accrued expenses                                                504,278               387,867
     Deferred revenue                                                                     144,981               259,250
                                                                                    -------------       ---------------
     TOTAL CURRENT LIABILITIES                                                            691,703               897,117
                                                                                    -------------       ---------------

LONG-TERM LIABILITIES:
          Mortgage payable, less current maturities                                     1,357,556
          Term loan, less current maturities                                                   -                241,667
                                                                                    -------------       ---------------
TOTAL LIABILITIES                                                                       2,049,259             1,138,784
                                                                                    --------------       --------------



STOCKHOLDERS' EQUITY:
     Common stock - par value $.01 per share, authorized
      4,000,000 shares, issued 1,925,784 shares                                            19,257                19,257
     Capital in excess of par value                                                     3,504,978             3,504,978
     Accumulated deficit                                                                 (948,114)             (366,913)
     Less:  Treasury stock, at cost, 22,140 shares                                        (17,761)              (17,761)
                                                                                    -------------       ---------------
TOTAL STOCKHOLDERS' EQUITY                                                              2,558,360             3,139,561
                                                                                    -------------       ---------------
TOTAL                                                                               $   4,607,619       $     4,278,345
                                                                                    =============       ===============

                See accompanying notes to financial statements.

                       POLYMER RESEARCH CORP. OF AMERICA
                        STATEMENTS OF OPERATIONS FOR THE
           THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED) AND
            THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


                                                             Three Months Ended                         Six Months Ended
                                                                 June  30,                                   June  30,
                                                          ---------------------------             ----------------------------
                                                            2002               2001                  2002               2001
                                                          --------           --------              --------           --------
Net revenues:
  Product sales                                    $       114,026    $       169,284       $       208,572    $       395,957
  Research                                                 500,750          1,131,195             1,423,690          2,530,768
                                                   ---------------    ---------------       ---------------    ---------------
  Total                                                    614,776          1,300,479             1,632,262          2,926,725
                                                   ---------------    ---------------       ---------------    ---------------

Cost of Revenues
  Product sales                                            129,336            154,897               201,533            355,616
  Research                                                 250,724            276,562               420,820            575,005
                                                   ---------------    ---------------       ---------------    ---------------
  Total                                                    380,060            431,459               622,353            930,621
                                                   ---------------    ---------------       ---------------    ---------------

Gross Profit on Revenues                                   234,716            869,020             1,009,909          1,996,104

Selling, General, and
 Administrative Expenses                                   818,210            937,599             1,577,464          1,954,532
                                                   ---------------    ---------------       ---------------    ---------------
Income (Loss) from Operations                             -583,494            -68,579              -567,555             41,572
                                                   ---------------    ---------------       ---------------    ---------------
Other Revenues (Expenses):
  Investment income                                          1,703              5,558                 3,851             10,338
  Interest expense                                         -10,404            -10,320               -17,497            -21,226
                                                   ---------------    ---------------       ---------------    ---------------
  Total Other Revenues (Expenses)                           -8,701             -4,762               -13,646            -10,888
                                                   ---------------    ---------------       ---------------    ---------------
Income (Loss) before Income Taxes                         -592,195            -73,341              -581,201             30,684
Provision for Income Taxes                                   8,300             24,100                                  -30,400
                                                   ---------------    ---------------       ---------------    ---------------
Net Income (Loss)                                  $      -583,895    $       -49,241       $      -581,201    $           284
                                                   ===============    ===============       ===============    ===============
Basic Earnings (Loss) per Share                    $         -0.30    $         -0.03       $         -0.30    $          0.00
                                                   ===============    ===============       ===============    ===============
Weighted average number of shares
  outstanding during the period                          1,925,784          1,925,784             1,925,784          1,925,784
                                                   ===============    ===============       ===============    ===============


                See accompanying notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                                                                          2002                 2001
                                                                                        --------             --------
Cash Flows from Operating Activities:
Net income (loss)                                                                   $     (581,201)       $         284
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                          41,556               50,000
                                                                                    ---------------       -------------
Subtotal                                                                                  (539,645)              50,284
                                                                                    ---------------       -------------
Changes in operating assets and liabilities:
       Accounts receivable                                                                (122,550)             151,417
     Inventories                                                                            16,280               (9,222)
     Prepaid expenses and other current assets
                                                                                           (31,185)
     Prepaid and refundable income taxes                                                    47,412              120,959
       Accounts payable  and accrued expenses                                              116,411               83,459
     Deferred revenue                                                                     (114,269)             (22,723)
                                                                                    ---------------       -------------
Increase (Decrease) in net operating assets                                                (87,901)             323,890
                                                                                    ---------------       -------------
Net cash provided by (used by) operating activities                                       (627,546)             374,174
                                                                                    ---------------       -------------

Cash flows from investing activities:
Purchase of equipment                                                                         - 0-               (7,607)
                                                                                    ---------------       -------------
Net cash used for investing activities                                                        - 0-               (7,607)
                                                                                    ---------------       -------------
Cash flows from financing activities:
Capitalized financing costs                                                               (112,806)
Mortgage Escrow                                                                            (93,000)
Payment of note payable and long term debt                                                (491,668)             (50,614)
Proceeds of mortgage payable                                                             1,400,000                  -0-
                                                                                    ---------------       -------------
Net cash provided by (used by) financing activities                                        702,526              (50,614)
                                                                                    ---------------       -------------
Net increase (decrease) in cash and cash equivalents                                        74,980              315,953
                                                                                    ---------------       -------------
Cash and cash equivalents, beginning of period                                             861,952              695,585
                                                                                    ---------------       -------------
Cash and cash equivalents, end of period                                            $      936,932        $   1,011,538
                                                                                    ===============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest          $17,497


                See accompanying notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)

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

Deferred Revenue

Deferred revenue represents cash received from customers prior to and in anticipation of research services performed by the Company. As these services are performed, such deferred amount is recognized as revenue according to revenue recognition policies stated above.

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

Net Earnings per share

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share is not presented in periods during which the are no outstanding options or warrants or during which the company reflects a net loss from operations.

NOTE 3 - Provision for Income Taxes

The provision for income taxes for the first six months ended June 30, 2002 and 2001 is as follows:

                                       2002                   2001
                                       -----                  ----
Federal                               $  0                  $ 12,500
State and local                          0                    17,900
                                      -----                 ---------
Total                                 $  0                  $ 30,400
                                      -----                 ---------

NOTE 4 - Contingencies

At June 30, 2002, the Company was a defendant in various lawsuits which arose in the ordinary course of business. At June 30, 2002, the Company has included a reserve in current liabilities in an amount that management believes is reasonable for legal expenses and potential unfavorable rulings or settlements of these cases. It is management's opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company's financial condition.

NOTE 5 - Long-Term Debt

On March 15, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in full in connection with the balloon mortgage payment on June 1, 2000. The five year term loan was repayable in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan required the Company to comply with certain financial covenants and to maintain on deposit with the lender no less than $150,000. Simultaneously, the bank extended a $250,000 line of credit facility to the Company. On May 24, 2002 the outstanding balance of the term loan ($301,122) and the line of credit ($150,000) were paid off with the proceeds from a new mortgage loan (see Note
6).

NOTE 6 - Mortgage loan

On May 24, 2002, the Company entered into a mortgage arrangement with a bank whereby the bank agreed to extend a mortgage loan and the Company received proceeds of $1,400,000 using the Company building in Brooklyn, New York as collateral. The Company utilized the proceeds to pay off an existing term loan debt of $301,122 and a line of credit of $150,000. The balance will be used for working capital purposes. The fifteen year mortgage loan will be repayable in monthly instalments of $15,044 which includes interest at an initial rate of 10% per annum that is adjustable after 2 years.

                     POLYMER RESEARCH CORPORATION OF AMERICA
                                OTHER INFORMATION
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's financial statements and the accompanying notes thereto included herein, and the financial statements included in its 2001 annual report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

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

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents have increased collectively by $74,980 at June 30, 2002 since December 31, 2001. The increase resulted principally from proceeds from a mortgage loan net of the repayment of debt and the cost of current operations.

The ratio of current assets to current liabilities increased to 2.67 to 1.0 at June 30, 2002 as compared to 1.71 to 1.0 at December 31, 2001 principally as a result of the repayment of current debt and the replacement of such with long-term debt. On May 24, 2002, the Company entered into a mortgage arrangement with a bank whereby the bank agreed to extend a mortgage loan and the Company received proceeds of $1,400,000 with the Company headquarters building as collateral. The Company utilized the proceeds to pay off existing term loan debt of $301,122 and a line of credit of $150,000. The fifteen year mortgage loan will be repayable in monthly instalments of $15,044 which includes interest at an initial rate of 10% per annum that is adjustable after 2 years.

Management believes the Company's cash position at June 30, 2002 appears sufficient to meet its financial needs including repayment of the mortgage and to cover any unforeseen sales downturn in the short term. Over both the long and short term, liquidity will be a direct result of sales and related net earnings. No significant capital expenditures are anticipated.

B. RESULTS OF OPERATIONS

Three months ended June 30, 2002 v. 2001.

Net revenues for the second quarter of 2002 were $ 614,776 a decrease of $ 685,703 (53%) compared with the first quarter of 2001. Research sales decreased $630,445 (56%) in the second quarter of 2002 compared to 2001 due to a slower granting of research contracts by customers. Such appears to be related to lead time in procuring such contracts as a result of a downturn in the economy. Product sales decreased $ 55,258 (32%) compared to the second quarter of 2001 due to decreased demand from research customers.

The cost of revenues in research increased to 50% from 24% in the second quarter of 2002 compared to 2001 as a result of significantly reduced sales with similar staff and expenses. The cost of revenues in production increased to 113% from 91% in the second quarter of 2002 compared to 2001 as a result of similar payroll with decreased sales.

Selling, general, and administrative expenses increased as a percentage of sales in the second quarter of 2002 as compared to the same quarter of 2001 from 72% to 133% as a result of significantly decreased sales. Loss from operations during the second quarter increased from $68,579 (40% of sales) in 2001 to $583,494 (94% of sales) in 2002 as a result of significantly decreased sales.

Selling, general, and administrative expenses decreased in 2002 by $119,389 when compared to the comparable period of 2001 as a result of significantly decreased payroll in non-lab and non-production departments.

Six months ended June 30,  2002 v.  2001.

Net revenues for the first half of 2002 were $1,632,262 a decrease of $ 1,294,463 (44%) compared with the first half of 2001. Research sales decreased $1,107,078 (44%) in the first half of 2002 compared to 2001 due to a slower granting of research contracts by customers. Such appears to be related to lead time in procuring such contracts as a result of a downturn in the economy. Product sales decreased $187,385 (47%) compared to the first half of 2001 due to decreased demand from research customers.

The cost of revenues in research increased to 29% from 22% in the first half of 2002 compared to 2001 as a result of significantly decreased sales with similar costs. The cost of revenues in production increased to 96% from 89% in the first half of 2002 compared to 2001 as a result of decreased sales and similar expenses.

Selling, general, and administrative expenses increased as a percentage of sales in the first half of 2002 as compared to the same period of 2001 from 66% to 97% as a result of significantly decreased sales. Selling, general, and administrative expenses decreased in 2002 by approximately $377,068 when compared to the comparable period of 2001 as a result of significantly decreased payroll in non-lab and non-production departments.

Income (loss) from operations during the first half decreased from income of $41,572 (.01% of sales) in 2001 to a loss of ($567,555) (35% of sales) in 2002 principally as a result of decreased sales.

PART II - OTHER INFORMATION

ITEM 1 - Legal proceedings:

The Company is a defendant in various lawsuits, which arose in the ordinary course of business. As of June 30, 2002, the Company has recorded a reserve which it deems adequate for legal expenses and any potential unfavorable rulings in certain of these cases. It is management's opinion that the outcome from such lawsuits will not have a material effect on the Company's financial position.

ITEM 2 - Changes in Securities: None


ITEM 3 - Defaults Upon Senior Securities: None


ITEM 4 - Submission of Matters to a Vote of Security Holders: None

The company held its annual meeting on June 5, 2002. At such meeting the following persons were elected directors:

         Director           votes for:            withheld:
         --------           ----------            ---------

Carl Horowitz                1,763,569               319
Irene Horowitz               1,763,569               319
John Ryan                    1,763,569               319
Alice Horowitz               1,763,569               319
Boris Jody                   1,763,569               319
Mohan Sanduja                1,763,569               319
Terry J. Wolfgang            1,763,569               319
Jascha Gurewitz              1,763,569               319

ITEM 5 - Other Information: None


ITEM 6 - Exhibits and Reports on Form 8-K:


Exhibit

(10.6) Mortgage loan documents dated June1, 2002, between registrant and Bayview Financial Trading Group, L.P.

(99.1)   Certification under Section 906 of the Sarbanes/Oxley Act

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     POLYMER RESEARCH CORPORATION OF AMERICA




August  14, 2002                     by: /s/ Carl Horowitz
                                        -------------------------------------
                                        Carl Horowitz, President and
                                        Chief Financial Officer