Form 10QSB
period 2002-09-30
POLYMER RESEARCH CORP OF AMERICA
filed 2002-11-14
CIK 79424

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2002


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         There were 2,075,784 shares of the registrant's common stock outstanding as of October 31, 2002.

Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

                        POLYMER RESEARCH CORP.OF AMERICA


                             - FORM 10QSB - INDEX -


                                                                         Page(s)
                                                                         ------

Part I - FINANCIAL INFORMATION:

Item 1.        Financial Statements

   Balance Sheets at September 30, 2002 (unaudited)
     and December 31, 2001                                                    1

   Statements of Operations for the Three
      Month Periods Ended September 30, 2002 and 2001 (unaudited)             2

   Statements of Operations for the Nine
      Month Periods Ended September 30, 2002 and 2001 (unaudited)             3

   Statements of Cash Flows for the Nine
      Month Periods Ended September 30, 2002 and 2001 (unaudited)             4

    Notes to Financial Statements                                            5-7

Item 2.         Management's Discussion and Analysis or Plan of Operation    8-9

Item 3.         Controls and Procedures                                        9

PART II.        OTHER INFORMATION                                             10

Item 1.         Legal Proceedings                                             10

Item 2.         Changes in Securities                                         10

Item 3.         Defaults Upon Senior Securities                               10

Item 4.         Submission of Matters to a Vote of Security Holders           10

Item 5.         Other Information                                             10

Item 6.         Exhibits and Reports on Form 8-K                              10

Signatures                                                                    11

PART I - Financial Information

Item 1- Financial Statements


                       POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS
                                   - ASSETS -

                                                                                               September 30,          December 31,
                                                                                                    2002                  2001
                                                                                                    ----                  ----
                                                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                                  $   545,997             $   711,952
     Accounts receivable, less allowances of $0                                                     465,773                 515,343
     Inventories                                                                                    131,387                 143,836
     Deferred tax charge                                                                             57,946                  57,946
     Prepaid and refundable income taxes                                                            314,343                  96,455
     Prepaid expenses and other current assets                                                       81,517                   6,441
                                                                                                -----------             -----------
TOTAL CURRENT ASSETS                                                                              1,596,963               1,531,973
                                                                                                -----------             -----------
Land, Property, and Equipment-net
        of accumulated depreciation of $ 1,227,802 and $1,194,815 respectively                    2,532,663               2,594,197
                                                                                                -----------             -----------
OTHER ASSETS:
       Cash-restricted                                                                                                      150,000
       Mortgage escrow                                                                               93,366
       Capitalized financing costs - net                                                            112,439
       Security deposits                                                                                875                   2,175
                                                                                                -----------             -----------
TOTAL OTHER ASSETS                                                                                  206,680                 152,175
                                                                                                -----------             -----------
TOTAL                                                                                           $ 4,336,306             $ 4,278,345
                                                                                                ===========             ===========

                                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Note payable-bank                                                                                                  $   150,000
     Current portion of mortgage payable                                                        $    42,444
     Current portion of long-term debt                                                              100,000
     Current portion of term loan                                                                        --                 100,000
     Accounts payable and accrued expenses                                                          509,844                 387,867
     Deferred revenue                                                                               234,981                 259,250
                                                                                                -----------             -----------
TOTAL CURRENT LIABILITIES                                                                           887,269                 897,117
                                                                                                -----------             -----------

LONG-TERM LIABILITIES:
          Mortgage payable, less current maturities                                               1,347,336
          Long-term debt, less current maturities                                                   200,000
          Term loan, less current maturities                                                             --                 241,667
                                                                                                -----------             -----------
TOTAL LIABILITIES                                                                                 1,547,336               1,138,784
                                                                                                -----------             -----------

STOCKHOLDERS' EQUITY:
     Common stock - par value $.01 per share,  authorized  4,000,000 shares,  issued
      2,075,784 and 1,925,784 shares at September 30, 2002
      and December 31, 2001, respectively                                                            20,757                  19,257
     Capital in excess of par value                                                               3,728,478               3,504,978
     Accumulated deficit                                                                         (1,829,773)               (366,913)

     Less:  Treasury stock, at cost, 22,140 shares                                                  (17,761)                (17,761)
                                                                                                -----------             -----------
TOTAL STOCKHOLDERS' EQUITY                                                                        1,901,701               3,139,561
                                                                                                -----------             -----------
TOTAL                                                                                           $ 4,336,306             $ 4,278,345
                                                                                                ===========             ===========
                See accompanying notes to financial statements.




                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                                                                 2002               2001
                                                                           -----------           -----------
Net Revenue

    Product Sales                                                          $    74,455           $   134,402
    Research                                                                   112,255             1,061,683
                                                                           -----------           -----------
    Total                                                                      186,710             1,196,085
                                                                           -----------           -----------

Cost of Revenues

    Product Sales                                                               84,333               111,336
    Research                                                                   216,321               254,081
                                                                           -----------           -----------
    Total                                                                      300,654               365,417
                                                                           -----------           -----------

Gross Profit (Loss) on Revenues                                               (113,944)              830,668
                                                                           -----------           -----------
Selling, General and Administrative Expenses                                 1,003,697               813,428
                                                                           -----------           -----------
Income (Loss) from Operations                                               (1,117,641)               17,240
                                                                           -----------           -----------
Other Revenue (Expenses):

    Investment income                                                              855                 1,871
    Interest expense                                                           (30,174)               (7,957)
                                                                           -----------           -----------
Total Other Revenues (Expenses)                                                (29,319)               (6,086)
                                                                           -----------           -----------

Income (Loss) before income taxes                                           (1,146,960)               11,154

(Provision) benefit for income taxes                                           265,300                 1,600
                                                                           -----------           -----------
Net Income (Loss)                                                          $(  881,660)          $    12,754
                                                                           ===========           ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

- Basic                                                                    $      (.43)          $       .01
                                                                           ===========           ===========
- Diluted                                                                  $      (.43)          $       .01
                                                                           ===========           ===========
WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING                   2,046,436             1,925,784
                                                                           ===========           ===========
WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING                 2,167,088             1,925,784
                                                                           ===========           ===========


                See accompanying notes to financial statements.





                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF OPERATIONS
                        FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                           2002                   2001
                                                                           ----                   ----

Net Revenue

     Product Sales                                                    $   283,027              $   530,359
     Research Revenue                                                   1,535,945                3,592,451
                                                                      -----------              -----------
     Total                                                              1,818,972                4,122,810
                                                                      -----------              -----------

Cost of Revenues

     Product Sales                                                        285,866                  466,952
     Research Revenue                                                     637,141                  829,086
                                                                      -----------              -----------
     Total                                                                923,007                1,296,038
                                                                      -----------              -----------
Gross Profit on Revenues                                                  895,965                2,826,772
                                                                      -----------              -----------
Selling, General and Administrative Expenses                            2,581,161                2,767,960
                                                                      -----------              -----------

Income (Loss) from Operations                                          (1,685,196)                  58,812
                                                                      -----------              -----------

Other Revenue (Expenses):

     Investment income                                                      4,706                   12,209
     Interest expense                                                     (47,671)                 (29,183)
                                                                      -----------              -----------
Total Other Revenues (Expenses)                                           (42,965)                 (16,974)
                                                                      -----------              -----------
Income (Loss) before income taxes                                      (1,728,161)                  41,838
                                                                      ===========              -----------

(Provision) benefit for income taxes                                      265,300                  (28,800)
                                                                      -----------              -----------
Net Income (Loss)                                                     $(1,462,861)             $    13,038
                                                                      ===========              ===========


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:


- Basic                                                              $      (.74)             $       .01
                                                                     ===========              ===========

- Diluted                                                            $      (.74)             $       .01
                                                                     ===========              ===========

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING             1,966,443                1,925,784
                                                                     ===========              ===========

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING           2,007,102                1,925,784
                                                                     ===========              ===========



                See accompanying notes to financial statements.





                     POLYMER RESEARCH CORPORATION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)

                                                                2002                2001
                                                                ----                ----
OPERATING ACTIVITIES:

Net income (Loss)                                              $(1,462,861)       $    13,038
Adjustments to reconcile
  net cash provided by operating activities:
    Depreciation and amortization:                                  62,406             75,000
                                                               -----------        -----------

Changes in Assets and Liabilities:

     Accounts receivable                                            49,570              7,309
     Inventories                                                    12,449             16,446
     Other current assets                                               --             71,733
     Other assets                                                    1,300                 --
     Prepaid income taxes                                         (217,888)                --
     Prepaid expenses                                              (75,076)                --
     Accounts payable and accrued expenses                         121,978            (19,712)
     Deferred revenue                                              (24,269)          (145,326)
                                                               -----------        -----------
Net cash provided by (used for)                                 (1,532,391)            18,488
operating activities                                           -----------        -----------


FINANCING ACTIVITIES:

Payments of notes payable and term loan                           (491,667)              (614)
Proceeds from issuance of common stock                             225,000                 --
Payment of financing costs                                        (112,439)                --
Mortgage escrow payments                                           (93,366)                --
Proceeds of Mortgage                                             1,400,000                 --
Payment of mortgage principal                                      (10,220)                --
(Payments of)\proceeds from long term debt                         300,000            (75,000)
                                                               -----------        -----------
Net cash provided by (used for)
financing activities                                             1,217,308            (75,614)
                                                               -----------        -----------

INVESTING ACTIVITIES:

Investment in Land, Property, and Equipment                           (872)            (7,608)
                                                               -----------        -----------
Net cash provided by (used for)
investing activities:                                                (872)            (2,608)
                                                               -----------        -----------
INCREASE (DECREASE) IN CASH                                       (315,955)           (64,734)
Cash, beginning of period                                          861,952            845,585
                                                               -----------        -----------
Cash, end of period                                            $   545,997        $   780,851
                                                               ===========        ===========


                See accompanying notes to financial statements.

                       POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

                       POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Net Earnings per share

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which there are no outstanding options or warrants or during which the company reflects a net loss from operations.

Supplemental Cash Flow Information

During the nine months ended September 30, 2002 and 2001, the Company paid interest expense of $47,671 and $29,183, respectively, and income taxes of $-0- and $-0- respectively.

                       POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


NOTE 3 - Provision for Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2002 and 2001 is as follows:

                                             2002               2001

Federal                                  $(272,500)          $   13,300
State and local                              7,200               15,500
                                         ---------           ----------
Total                                    $(265,300)          $   28,800
                                         =========           ==========

NOTE 4 - Contingencies

At September 30, 2002, the Company was a defendant in various lawsuits that arose in the ordinary course of business. At September 30, 2002, the Company has included a reserve in current liabilities in an amount that management believes is reasonable for legal expenses and potential unfavorable rulings or settlements of these cases. It is management's opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company's financial condition.

NOTE 5-Long-Term Debt

On March 15, 2000, the Company entered into a borrowing arrangement with a bank whereby the bank agreed to extend a $500,000 term loan facility to the Company. The Company utilized the facility in full in connection with the balloon mortgage payment on June 1, 2000. The five-year term loan was repayable in monthly principal installments of $8,333 plus interest at 8.5% per annum. The loan required the Company to comply with certain financial covenants and to maintain on deposit with the lender no less than $150,000. Simultaneously, the bank extended a $250,000 line of credit facility to the Company. On May 24, 2002 the outstanding balance of the term loan ($301,122) and the line of credit ($150,000) were paid off with the proceeds from a new mortgage loan (see Note
6).

NOTE 6-Mortgage loan

On May 24, 2002, the Company entered into a mortgage arrangement with a bank whereby the bank agreed to extend a mortgage loan and the Company received proceeds of $1,400,000 using the Company building in Brooklyn, New York as collateral. The Company utilized the proceeds to pay off an existing term loan debt of $301,122 and a line of credit of $150,000. The balance will be used for working capital purposes. The fifteen-year mortgage loan will be repayable in monthly instalments of $15,044 which includes interest at an initial rate of 10% per annum that is adjustable after 2 years.

NOTE 7-Private sale of equity

During the third quarter, the Company sold, to a private investor, 150,000 units (the "Units"), each consisting of one share of common stock and one warrant (the "Warrants") to purchase an additional share for $1.50 per share. The Company received $225,000 for the Units and may receive an additional $225,000 if the investor exercises the warrants. The Company is in the process of registering for resale by the investor the shares included in the Units and those underlying the Warrants which are exercisable during the 90-day period following the effective date of the Registration Statement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's financial statements and the accompanying notes thereto included herein, and the audited financial statements included in its 2001 annual report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," believe," "estimate," anticipate," "continue" or similar terms, variation of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as the ability to attract and retain qualified personnel, demand for our research which during economic slowdowns is usually weaker, the effect on our financial condition of delays in payments received from third parties, economic conditions, and other factors which may be set forth in our other filings with the Securities and Exchange Commission.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents have decreased collectively by $315,955 at September 30, 2002 since December 31, 2001. The decrease resulted principally from net losses, offset by the sale of Units from which the Company received net proceeds of $225,000. (See Note 7 to Notes to Financial Statements).

The ratio of current assets to current liabilities increased to 1.8 to 1.0 at September 30, 2002 as compared to 1.71 to 1.0 at December 31, 2001 as a result of the repayment of current debt and the replacement of such with long-term debt combined with continuing losses which use cash. On May 24, 2002, the Company entered into a mortgage arrangement with a bank whereby the bank agreed to extend a mortgage loan and the Company received proceeds of $1,400,000 with the Company headquarters building as collateral. The Company utilized the proceeds to pay off existing term loan debt of $301,122 and a line of credit of $150,000. The fifteen-year mortgage loan will be repayable in monthly instalments of $15,044 which includes interest at an initial rate of 10% per annum that is adjustable after 2 years.

The Company experienced a dramatic decline in revenues during the third quarter. Management believes that, unless revenues increase significantly, the Company's cash position at September 30, 2002 may be insufficient to meet its financial needs in the short term. At current operating levels, the Company may be out of cash within three to four months from the date of this filing unless revenues increase or expenses are reduced. During October 2002, the Company's chief executive officer loaned the Company $200,000. In addition, the Company expects to receive net proceeds of approximately $200,000 from the exercise of outstanding warrants within 90 days and management is taking steps to reduce expenses. The Company also expects to receive a tax refund of approximately $270,000 in 2003. Over both the long and short term, liquidity will be a direct result of sales and related net earnings.

No significant capital expenditures are anticipated or, in the opinion of management, needed.

B. RESULTS OF OPERATIONS

Three months ended September 30, 2002 v. 2001.

Net revenues for the third quarter of 2002 were $ 186,710 a decrease of $1,009,375 (84%) compared with the third quarter of 2001. Research sales decreased $949,428 (89%) in the third quarter of 2002 compared to 2001 due to a dramatic decrease of research demand by customers, which appears to be related to the continued downturn in the economy, and other factors which management has not yet identified. Product sales decreased $ 59,947 (45%) compared to the third quarter of 2001 due to decreased demand from research customers.

The cost of revenues in research increased to 192% from 24% in the third quarter of 2002 compared to 2001 as a result of significantly reduced sales with similar staff and expenses. The cost of revenues in production increased to 113% from 82% in the third quarter of 2002 compared to 2001 as a result of similar payroll with decreased sales.

Selling, general, and administrative expenses increased as a percentage of sales in the third quarter of 2002 as compared to the same quarter of 2001 from 68% to 537% as a result of significantly decreased sales. Loss from operations during the third quarter increased from a profit of $17,240 (1% of sales) in 2001 to a loss of $1,117,641 ((93%) of sales) in 2002 as a result of significantly decreased sales.

Selling, general, and administrative expenses increased in 2002 by $190,269 when compared to the comparable period of 2001 as a result of increased legal settlements.


Nine months ended September 30, 2002 v.  2001.

Net revenues for the first nine months of 2002 were $1,818,972 a decrease of $2,303,838 (56%) compared with the first nine months of 2001. Research sales decreased $2,056,506 (57%) in the first nine months of 2002 compared to 2001 due to a slower granting of research contracts by customers, which appears to be related to the continued downturn in the economy and other factors that management has been unable to identify. Product sales decreased $247,332 (47%) compared to the first nine months of 2001 due to decreased demand from research customers.

The cost of revenues in research increased to 41% from 23% in the first nine months of 2002 compared to 2001 as a result of significantly decreased sales with similar costs. The cost of revenues in production increased to 100% from 88% in the first nine months of 2002 compared to 2001 as a result of decreased sales and similar expenses.

Selling, general, and administrative expenses increased as a percentage of sales in the first nine months of 2002 as compared to the same period of 2001 from 67% to 141% as a result of significantly decreased sales. Selling, general, and administrative expenses increased in 2002 by approximately $186,799 when compared to the comparable period of 2001 as a result of increased litigation settlements.

Income (loss) from operations during the first nine months decreased from income of $58,812 (.01% of sales) in 2001 to a loss of ($1,685,196) (93% of sales) in
2002 principally as a result of decreased sales.


ITEM 3.   CONTROLS AND PROCEDURES

a)     Evaluations of disclosure controls and procedures.

       Based on evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, the Chief Executive Officer and Chief Financial Officer, who is the same person, concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

b)     Changes in internal control.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

ITEM 1 - Legal proceedings:

The Company is a defendant in various lawsuits, which arose in the ordinary course of business. As of September 30, 2002, the Company has recorded a reserve which it deems adequate for legal expenses and any potential unfavorable rulings in certain of these cases. It is management's opinion that the outcome from such lawsuits will not have a material effect on the Company's financial position.

ITEM 2 - Changes in Securities:

(c) On July 18, 2002, the Company sold 150,000 units, each consisting of one share of Common Stock and a Warrant to purchase an one share of Common Stock at an exercise price of $1.50 per share, to a private investor for a purchase price of $225,000. The shares of Common Stock and the shares of Common Stock underlying the Warrants have not been registered under the Securities Act of 1933 and sales of the shares are subject to restrictions and limitations. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering. The Company paid a finders fee of $11,500 in connection with the sale of the Units and is obligated to pay an additional $10,000 if the Warrants are exercised.

ITEM 3- Defaults Upon Senior Securities: None

ITEM 4- Submission of Matters to a Vote of Security Holders: None

         On October 1, 2002, the U.S. Department of Health and Human Services OIG released its Draft Compliance Program Guidance for Pharmaceutical Manufacturers (the "HHS Draft Guidance") aimed at advising pharmaceutical manufacturers on how to establish a compliance program that will ensure adherence to applicable laws and regulations. Included in the HHS Draft Guidance is a discussion of certain areas of legal risk for pharmaceutical manufacturers that the government encourages manufacturers to consider in structuring their compliance programs. AdvancePCS has reviewed the draft guidance and we believe that our business practices and our arrangements with pharmaceutical manufacturers satisfy the intent of the HHS Draft Guidance. AdvancePCS also maintains a compliance program designed to include the key compliance program elements described in the HHS Draft Guidance. We do not believe that the HHS Draft Guidance, in its current form, would have a material effect on our business operations or financial results. However, because the HHS Draft Guidance has not been finalized, there is the possibility that it could be changed prior to publication of the final version. Any such changes could impact our business operations, possibly materially.

ITEM 5- Other Information: None

ITEM 6- Exhibits and Reports on Form 8-K:

        (a) Exhibits:

            Exhibit 99.1 - Certification pursuant to 18 USC Section 1350

        (b) Reports on Form 8-K:        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    POLYMER RESEARCH CORPORATION OF AMERICA

November 9, 2002      by:  /s/ Carl Horowitz
                      -------------------------
                      Carl Horowitz, President and
                      Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER


I, Carl Horowitz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Polymer Research Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               November  9, 2002       by:   s/ Carl Horowitz
                                             Chief Executive Officer and
                                             Chief Financial Officer