Form 10KSB/A
period 2002-12-31
POLYMER RESEARCH CORP OF AMERICA
filed 2003-04-16
CIK 79424

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB


                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2002


                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file No. 0-14119-NY

                        POLYMER RESEARCH CORP. OF AMERICA
                        ---------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X .

State issuers' revenues for its most recent fiscal year - $2,127,457


The aggregate market value of voting stock held by non-affiliates of the Registrant at March 31, 2003 was approximately $1,195,696 based on the last sale price of such stock.

As of March 31, 2003, the Registrant had 2,053,644 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        POLYMER RESEARCH CORP. OF AMERICA



                              POLYMER RESEARCH CORP. OF AMERICA
                              ---------------------------------
                                              (Registrant)



                              By  /s/ Carl Horowitz      Date  April 15, 2003
                                --------------------          -----------------
                                 CARL HOROWITZ,
                                 President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



/s/ Carl Horowitz                       Director       April 15, 2003
---------------------------------                      -----------------
Carl Horowitz                                          Date

/s/ Irene Horowitz                      Director       April 15, 2003
--------------------------------                      -----------------
Irene Horowitz                                         Date


/s/John Ryan                            Director       April 15, 2003
--------------------------------                      -----------------
John Ryan                                              Date


/s/Alice J. Horowitz                    Director       April 15, 2003
--------------------------------                      -----------------
Alice J. Horowitz                                      Date


/s/Jascha J. Gurevitz                   Director       April 15, 2003
--------------------------------                      -----------------
Jascha J. Gurevitz                                     Date


/s/Boris Jody                           Director       April 15, 2003
--------------------------------                      -----------------
Boris Jody                                             Date


/s/Dr. Mohan Sanduja                    Director       April 15, 2003
--------------------------------                      -----------------
Dr. Mohan Sanduja PhD                                  Date


/s/Terry J. Wolfgang                    Director       April 15, 2003
--------------------------------                      -----------------
Terry J. Wolfgang                                      Date

I, Carl Horowitz, certify that:

1. I have reviewed this annual report on Form 10-KSB of Polymer Research Corp. of America;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        April 15, 2003
                                                   /s/ Carl Horowitz
                                                   ----------------------
                                                   Carl Horowitz
                                                   Chief Executive Officer
                                                   and Chief Financial Officer