Form 10QSB
period 2003-03-31
POLYMER RESEARCH CORP OF AMERICA
filed 2003-05-15
CIK 79424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-14119-NY

                        POLYMER RESEARCH CORP. OF AMERICA
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                               New York 11-2023495
        (State or Other Jurisdiction of (IRS Employer Identification No.)
                         Incorporation or Organization)
                   2186 Mill Avenue, Brooklyn, New York 11234
                    (Address of Principal Executive Offices)

                                 (718) 444-4300
                            Issuer's Telephone Number

There were 2,128,644 shares of the registrant's common stock outstanding as of April 30, 2003.

                        POLYMER RESEARCH CORP.OF AMERICA


                             - FORM 10QSB - INDEX -



                                                                         Page(s)
PART I. FINANCIAL:

Item 1. Financial Statements

        Balance Sheets at March 31, 2003 (unaudited)
         and December 31, 2002                                                1

        Statements of Operations for the Three Month Periods Ended
         March 31, 2003 and 2002 (unaudited)                                  2

        Statements of Cash Flows for the Three Month Periods Ended
         March 31, 2003 and 2002 (unaudited)                                  3

        Notes to Financial Statements                                        4-6

Item 2. Management's Discussion and Analysis or Plan of Operation            7-8

Item 3. Controls and Procedures                                               8

PART II. OTHER INFORMATION                                                    9

Item 1. Legal Proceedings                                                     9

Item 2. Changes in Securities                                                 9

Item 3. Defaults Upon Senior Securities                                       9

Item 4. Submission of Matters to a Vote of Security Holders                   9

Item 5. Other Information                                                     9

Item 6. Exhibits and Reports on Form 8-K                                      9

Signatures                                                                   10

Certification                                                                10

See accompanying notes to financial statements.

PART I - Financial Information
Item 1- Financial Statements

                        POLYMER RESEARCH CORP. OF AMERICA
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                                                 March 31,              December 31,
                                                                                                   2003                     2002
                                                                                                -----------             -----------
                                                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                                  $    83,427             $   204,508
     Accounts receivable, less allowances of $0                                                     254,201                 279,624
     Inventories                                                                                    116,548                 126,317
     Prepaid and refundable income taxes                                                            301,487                 301,437
       Mortgage escrow                                                                              123,574                 120,574
       Prepaid expenses and other current assets                                                     42,276                  55,586
                                                                                                -----------             -----------
TOTAL CURRENT ASSETS                                                                                921,513               1,088,046
                                                                                                -----------             -----------

Land, Property, and Equipment-net
        of accumulated depreciation of $ 1, 302,115  and $1,280,655 respectively                  2,487,720               2,509,181
                                                                                                -----------             -----------

OTHER ASSETS:
       Capitalized mortgage costs, net of amortization                                              105,692                 108,692
       Security deposits                                                                                875                     875
                                                                                                -----------             -----------
TOTAL OTHER ASSETS                                                                                  106,567                 109,567
                                                                                                -----------             -----------
TOTAL                                                                                           $ 3,515,800             $ 3,706,794
                                                                                                ===========             ===========

                                        - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Notes payable, current maturities                                                          $   123,420             $   142,975
     Accounts payable and accrued expenses                                                          444,560                 523,765
     Deferred revenue                                                                               155,000                 155,500
                                                                                                -----------             -----------
TOTAL CURRENT LIABILITIES                                                                           722,980                 822,240
                                                                                                -----------             -----------

LONG-TERM LIABILITIES:
         Due to shareholder                                                                         244,525                 201,808
         Notes Payable, long term                                                                 1,489,708               1,494,591
                                                                                                -----------             -----------
TOTAL LIABILITIES                                                                                 2,457,213               2,518,639
                                                                                                -----------             -----------


STOCKHOLDERS' EQUITY:
     Common stock - par value $.01 per share,  authorized  4,000,000 shares,  issued
      2,150,784 shares                                                                               21,507                  20,757
     Capital in excess of par value                                                               3,810,073               3,728,478
     Accumulated deficit                                                                         (2,755,232)             (2,543,319)
     Less:  Treasury stock, at cost, 22,140 shares                                                  (17,761)                (17,761)
                                                                                                -----------             -----------
TOTAL STOCKHOLDERS' EQUITY                                                                        1,058,587               1,188,155
                                                                                                -----------             -----------
TOTAL                                                                                           $ 3,515,800             $ 3,706,794
                                                                                                ===========             ===========


See accompanying notes to financial statements.

                       POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTH PERIODS ENDED
                            MARCH 31, 2003 AND 2002
                                  (Unaudited)

                                                                        2003              2002
                                                                     -----------      -----------
Net Revenue

    Research                                                         $   572,602      $   922,940
    Production                                                           117,810           94,546
                                                                     -----------      -----------
    Total                                                                690,412        1,017,486
                                                                     -----------      -----------

Cost of Revenues
     Research                                                            230,158          170,096
     Production                                                          105,596           72,197
                                                                     -----------      -----------
    Total                                                                335,754          242,293
                                                                     -----------      -----------
Gross Profit                                                             354,658          775,193
                                                                     -----------      -----------
Selling, General and Administrative Expenses                             532,296          759,254
                                                                     -----------      -----------
Income (Loss) from operations                                           (177,638)          15,939
                                                                     -----------      -----------
Other Revenue (Expenses):
      Interest income                                                        120            2,148
      Interest expense                                                   (34,394)          (7,093)
                                                                     -----------      -----------
Total other Revenues (Expenses)                                          (34,274)          (4,945)
                                                                     -----------      -----------
Income (loss) before provision (benefit) for income taxes               (211,912)          10,994
Provision (benefit)  for income taxes                                        -0-            8,300
                                                                     -----------      -----------

Net Income  (Loss)                                                   $  (211,912)     $     2,694
                                                                     ===========      ===========
Basic and diluted per share data:
Earnings (loss) per share                                            $       (10)     $       -0-
                                                                     ===========      ===========
Weighted average number of shares outstanding                          2,197,184        1,925,784
                                                                     ===========      ===========


                See accompanying notes to financial statements.

                        POLYMER RESEARCH CORP. OF AMERICA
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)



                                                                                                2003                  2002
                                                                                             ---------             ---------
Cash Flows from Operating Activities:
Net income (loss)                                                                            $(211,912)            $   2,694
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                              21,461                21,748
Changes in operating assets and liabilities:
       Accounts receivable                                                                      25,423               (87,238)
     Inventories                                                                                 9,769                 3,593
     Mortgage Escrow                                                                            (3,000)
     Prepaid and refundable income taxes                                                           (50)               41,117
     Capitalized mortgage costs - net                                                            3,000
     Prepaid expenses and other current assets                                                  13,310               (12,074)
     Accounts payable, Accrued expenses and other                                                3,139               (16,329)
     Deferred revenue                                                                             (500)             (204,375)
                                                                                             ---------             ---------
Net cash provided by operating activities                                                     (139,360)             (250,864)
                                                                                             ---------             ---------

Cash flows from financing activities:
Due to Shareholder                                                                              42,717                    --
Payments of long term debt                                                                     (24,438)              (25,000)
                                                                                             ---------             ---------
Net cash used for financing activities                                                          18,279               (25,000)
                                                                                             ---------             ---------

Net increase (decrease) in cash and cash equivalents                                          (121,081)             (275,864)
                                                                                             ---------             ---------
Cash and cash equivalents, beginning of period                                                 204,508               861,952
                                                                                             ---------             ---------
Cash and cash equivalents, end of period                                                     $  83,427             $ 586,088
                                                                                             =========             =========

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The Interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2002 included in the Company's Form 10-KSB filed with SEC.

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

Concentration of Credit Risk

The Company maintains its cash in several bank accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At December 31, 2002, the Company exceeded FDIC insured limits by $78,674.

The Financial instrument, which potentially subjects the Company to significant concentrations of credit risk, is principally trade accounts receivable.

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

                        POLYMER RESEARCH CORP. OF AMERICA
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Depreciation and amortization of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Land improvements                           20 years
Transportation equipment                    3 to 5 years
Machinery & Equipment                       5 years
Furniture & Fixtures                        5 to 10 years
Building and improvements                   40 years
Office equipment under Capital leases       5 years

Capitalized Mortgage Costs

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

Net Earnings per share

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share is not presented in years during which the are no outstanding options or warrants or during periods during which there is a pretax operating loss.

NOTE 3 - Provision for Income Taxes

The provision for income taxes for the first three months ended March 31, 2003 and 2002 is as follows:
                                  2003               2002
                                  -----              ----

Federal                          $    -0-          $   3,750
State and local                       -0-              4,550
                                 --------          ---------

Total                            $    -0-          $   8,300
                                 ========          =========

NOTE 4 - Contingencies

At March 31, 2003 the Company was a defendant in various lawsuits which arose in the ordinary course of business. At March 31, 2003, the Company has included a reserve in current liabilities in an amount that management believes is reasonable for legal expenses and potential unfavorable rulings or settlements of these cases. It is management's opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company's financial condition.

NOTE 5-Long Term Debt

Long term debt consists of: 1) A mortgage payable through July 2017 in equal monthly installments of $15,044 with interest at 10% per annum through July 2004, thereafter interest at varying rates adjusted every six months with no increase or decrease by more than 2% on any single change date. 2) A settled legal action for thirty-six equal monthly payments of $8,333, which began in February 2003. The present value of this obligation was recorded on the balance sheet based upon an imputed interest rate of 10%. At December 31, 2002, the balance due under the terms of the settlement was $258,260 and at March 31, 2003 the balance due under the terms of the settlement was $ $239,561.

                    POLYMER RESEARCH CORPORATION OF AMERICA
                                OTHER INFORMATION
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


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

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents have decreased collectively by $121,081 since December 31, 2002. The decrease resulted principally from operating losses and repayment of long-term debt.

The ratio of current assets to current liabilities decreased to 1.14 to 1.0 at March 31, 2003 as compared to 1.32 to 1.0 at December 31, 2002 principally as a result of operating losses which used cash. During the first quarter of 2003 the Company issued approximately $40,000 from additional advances from a shareholder. In April of 2003 the company received a loan from a bank totalling $491,500 bearing interest at 4% per year. After a period of 25 months with no payment, monthly payments of principal and interest of $2,434 will commence in the 26th month and then be paid monthly for 30 years.

Based on the above, the Company's cash position at March 31, 2003 may not be sufficient to meet its financial needs including repayment of the bank and to cover any continued sales downturns in the short term. Over both the long and short term, liquidity will be a direct result of sales and related net earnings as well as bank financing. No significant capital expenditures are anticipated.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 v. 2002.

Net revenues for the first quarter of 2002 were $690,412 a decrease of $ 327,074 (32%) compared with the first quarter of 2002. Research sales decreased $350,338 (38%) in the first quarter of 2003 compared to 2002 due to a slower economy resulting in decreased demand. Product sales increased $23,264 (25%) compared to the first quarter of 2002 due to increased demand from research customers.

The cost of revenues in research increased to 40% from 18% in the first quarter of 2003 compared to 2002 as a result of increased staff costs as salaries had been temporarily reduced in early 2002, and significantly lower sales. The cost

                    POLYMER RESEARCH CORPORATION OF AMERICA
                                OTHER INFORMATION
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

of revenues in production increased to 89% from 76% in the first quarter of 2003 compared to 2002 as a result of increased payroll expenses and raw material costs.

Selling, general, and administrative expenses increased as a percentage of sales in the first quarter of 2003 as compared to the same quarter of 2002 from 74% to 77% as a result of significantly decreased sales and increased salary costs. Income (loss) from operations during the first quarter decreased from $15,939 (1.5% of sales) in 2002 to a loss of ($177,638) (25% of sales) in 2003 principally as a result of decreased sales.

Selling, general, and administrative expenses decreased in 2003 by approximately $226,958 when compared to the comparable period of 2002 as a result of significantly decreased legal settlements.

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


                    [This section intentionally left blank.]

                    POLYMER RESEARCH CORPORATION OF AMERICA
                                OTHER INFORMATION
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


PART II - OTHER INFORMATION

ITEM  1 - Legal proceedings:

The Company is a defendant in various lawsuits, which arose, in the ordinary course of business. As of March 31, 2003 the Company has recorded a reserve which it deems adequate for legal expenses and any potential unfavorable rulings in certain of these cases. It is management's opinion that the outcome from such lawsuits will not have a material effect on the Company's financial position.

ITEM 2 - Changes in Securities:

Registered shares of Common Stock, $0.01 par value, issued in the first quarter of 2003 were as follows:

Date:         Purchaser:     No. of         Conditions:
                             shares:
2/28/03       Customer       27,000         A customer accepted 27,000 shares
                                            valued at $ 26,640  as a settlement.

1/22/03       Customer       48,000         A customer accepted 48,000 shares
                                            valued at $ 55,705  as a settlement.


ITEM 3 - Defaults Upon Senior Securities: None


ITEM 4-  Submission of Matters to a Vote of Security Holders: None


ITEM 5- Other Information: None


ITEM 6- Exhibits and Reports on Form 8-K:

        Exhibit 99.1 CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED
                     PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POLYMER RESEARCH CORPORATION OF AMERICA

May  14,  2003                  by:   s/ Carl Horowitz
                                      ----------------
                                Carl Horowitz, President and Chief Financial
                                Officer


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER


I, Carl Horowitz, certify that:

1. I have reviewed this quarterly report on Form 10-SQB of Polymer Research Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     May 14`, 2003                          by:   s/ Carl Horowitz
                                                  ----------------
                                    Chief Executive and Chief Financial Officer