Form 10QSB
period 2003-06-30
POLYMER RESEARCH CORP OF AMERICA
filed 2003-08-18
CIK 79424

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2003

Commission File No.  0-14119-NY

POLYMER RESEARCH CORP. OF AMERICA

(Exact name of registrant as specified in its charter)

New York	11-2023495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2186 Mill Avenue, Brooklyn, New York 11234

                                    (Address of principal executive offices)                     (Zip Code)

(718) 444-4300

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock	2,128,644

POLYMER RESEARCH CORP. OF AMERICA

FORM 10QSB

June 30, 2003

PART I - Financial Information
Item 1- Financial Statements

POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS

- ASSETS -

	June 30,	December 31,
	2003	2002
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$76,193	$204,508
Accounts receivable, less allowances of $0	483,776	279,624
Inventories	117,353	126,317
Prepaid and refundable income taxes	301,487	301,437
Mortgage escrow	89,718	120,574
Prepaid expenses and other current assets	67,167	55,586

TOTAL CURRENT ASSETS	1,135,694	1,088,046

Land, Property, and Equipment-net
of accumulated depreciation of $1, 302,115 and $1,280,655 respectively	2,462,761	2,509,181

OTHER ASSETS:
Capitalized mortgage costs, net of amortization	102,692	108,692
Security deposits	875	875

TOTAL OTHER ASSETS	103,567	109,567

TOTAL	$3,702,022	$3,706,794

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Notes payable, current maturities	$128,523	$142,975
Accounts payable and accrued expenses	399,930	523,765
Deferred revenue	70,000	155,500

TOTAL CURRENT LIABILITIES	598,453	822,240

LONG-TERM LIABILITIES:
Due to shareholder	237,162	201,808
Notes Payable, long term	1,940,925	1,494,591

TOTAL LIABILITIES	2,776,540	2,518,639

STOCKHOLDERS’ EQUITY:
Common stock - par value $.01 per share, authorized 4,000,000 shares, issued 2,150,784 shares and 2,075,784 shares respectively	21,507	20,757
Capital in excess of par value	3,810,073	3,728,478
Accumulated deficit	(2,888,337)	(2,543,319)
Less:Treasury stock, at cost, 22,140 shares	(17,761)	(17,761)

TOTAL STOCKHOLDERS’ EQUITY	925,482	1,188,155

TOTAL	$3,702,022	$3,706,794

See accompanying notes to financial statements.

POLYMER RESEARCH CORP. OF AMERICA
 STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED

JUNE 30, 2003 AND 2002

 (Unaudited)

2003	2002
Net Revenue
Research	$756,898	$500,750
Production	66,959	114,026

Total	823,857	614,776

Cost of Revenues
Research	245,053	250,724
Production	88,999	129,336

Total	334,052	380,060

Gross Profit	489,805	234,716

Selling, General and Administrative Expenses	506,044	589,710
Settlement Expenses	55,815	228,500

Income (Loss) from operations	(72,054)	(583,494)
Other Revenue (Expenses):
Interest income	2	1,703
Interest expense	(61,054)	(10,404)

Total other Revenues (Expenses)	(61,052)	(8,701)

Income (loss) before provision (benefit) for income taxes	(133,106)	(592,195)
Provision (benefit) for income taxes	—0	—	8,300

Net Income (Loss)	$(133,106)	$(583,895)

Basic and diluted per share data:
Earnings (loss) per share	$(.06)	$(.30)

Weighted average number of shares outstanding	2,150,784	1,925,784

See accompanying notes to financial statements.

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED

JUNE 30, 2003 AND 2002

 (Unaudited)

2003	2002
Net Revenue
Research	$1,329,500	$1,423,690
Production	184,769	208,572

Total	1,514,269	1,632,262

Cost of Revenues
Research	475,211	420,820
Production	194,595	201,533

Total	669,806	622,353

Gross Profit	844,463	1,009,909

Selling, General and Administrative Expenses	1,011,401	1,348,964
Settlement Expenses	82,754	228,500

Income (Loss) from operations	(249,692)	(567,555)

Other Revenue (Expenses):
Interest income	122	3,851
Interest expense	(95,448)	(17,497)

Total other Revenues (Expenses)	(95,326)	(13,646)

Income (loss) before provision (benefit) for income taxes	(345,018)	(581,201)
Provision (benefit) for income taxes	—0	—	—0	—
Net Income (Loss)	$(345,018)	$(581,201)
Basic and diluted per share data:
Earnings (loss) per share	$(.16)	$(.30)

Weighted average number of shares outstanding	2,113,491	1,925,784

See accompanying notes to financial statements.

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED

JUNE 30, 2003 AND 2002

 (Unaudited)

	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$(345,018)	$(581,201)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,420	41,556
Changes in operating assets and liabilities:
Accounts receivable	(204,152)	(122,550)
Inventories	8,964	16,280
Prepaid expenses and other current assets	(11,581)	(31,185)
Prepaid and refundable income taxes	(50)	47,412
Accounts payable, Accrued expenses and other	(41,490)	116,411
Deferred revenue	(85,500)	(114,269)

Net cash provided by operating activities	(626,407)	(627,546)

Cash flows from financing activities:
Capitalized financing costs	—	(112,806)
Mortgage escrow	30,856	(93, 000)
Proceeds of mortgage payable	—	1,400,000
Proceeds of notes payable	491,500	—
Due to Shareholder	35,354	—
Payments of long term debt	(59,618)	(491,668)

Net cash used for financing activities	498,092	702,526

Net increase (decrease) in cash and cash equivalents	(128,315)	74,980

Cash and cash equivalents, beginning of period	204,508	861,952

Cash and cash equivalents, end of period	$76,193	$936,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$95,448	$17,497

See accompanying notes to financial statements.

POLYMER RESEARCH CORP. OF AMERICA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002
 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The Interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2002 included in the Company’s Form 10-KSB filed with SEC.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Activity

Polymer Research Corp. of America ("the Company") is predominately engaged in the research and development of the applications of chemical grafting for both domestic and international companies. The Company also produces and sells chemical formulations arising from research activities and textile printing inks. Revenue from research and production is derived from various customers throughout the United States and worldwide. .

Concentration of Credit Risk

The Company maintains its cash in several bank accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At June 30, 2003, the Company did not exceed FDIC insured limits.

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

Revenue Recognition

Revenues are earned and recognized based upon the shipment of product or based upon the attainment of specific milestones or benchmarks specified in research agreements. Amounts received in advance for development agreements are recorded as deferred revenue and are recognized upon achievement of milestones.

The Company follows the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). SAB 101 states that revenue should be recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured.

Revenue in the Statement of Operations is reflected net of discounts and allowances, which are not considered significant to the Companies operations. Although most research and development contracts provide for payments as milestones are achieved, the Company does negotiate discounts from time to time typically ranging from 15% to 20% for payment in full at the commencement of the contract.

POLYMER RESEARCH CORP. OF AMERICA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002
 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued):

No discounts or allowances are offered for products produced by the Company. Further, the Company does not usually experience any returns and, therefore, records returns as they occur.

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

Income Taxes

The Company accounts for its income taxes utilizing statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” which requires that the Company follow the liability method of accounting for income taxes.

The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as “temporary differences.”

 POLYMER RESEARCH CORP. OF AMERICA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002
 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued):

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

Net Earnings per share

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share is not presented in years during which the are no outstanding options or warrants or during periods during which there is a pretax operating loss.

Reclassifications

Certain accounts relating to the prior years have been reclassified to conform to the current year's presentation. These reclassifications have no effect on previously reported income.

Segment Information

The Company operates in two segments. The Company is primarily in the business of performing research and development on a contract basis. Additionally, the Company also manufactures and sells chemical formulations arising from its research activities as well as inks used by textile businesses for the printing of textiles.

Research and Development

Many of the Company’s activities are directed towards the performance of research on behalf of its clients. All costs relating to the performance of client projects are expensed as incurred. There are no expenditures for research and development on the Company’s own behalf.

Contingencies

Statement of Financial Account Standards (“SFAS”) No. 5 “Accounting for Contingencies” defines a contingency as “ an existing condition, situation or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.” At December 31, 2002, the Company is a defendant in various lawsuits, which arouse in the ordinary course of business (see Note 4 –Contingencies). The Company recorded a provision which is deemed adequate for legal expenses and potential unfavorable rulings in certain of these cases.

POLYMER RESEARCH CORP. OF AMERICA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002
 (Unaudited)

NOTE 3 – Provision for Income Taxes

The provision for income taxes for the first six months ended June 30, 2003 and 2002 is as follows:

	2003	2002

Federal	$-0-	$-0-
State and local	- 0-	-0-

Total	$-0-	$-0-

NOTE 4 – Contingencies

At June 30, 2003 the Company was a defendant in various lawsuits which arose in the ordinary course of business. The Company has included a reserve in current liabilities in an amount that management believes is reasonable for legal expenses and potential unfavorable rulings or settlements of these cases. It is management’s opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company’s financial condition. As of June 30, 2003 and 2002, the Company had settled certain of these cases and recorded in the statement of operations settlement expenses of $82,754 and $228,500, respectively.

NOTE 5 – Long Term Debt

Long term debt consists of: 1) A mortgage payable through July 2017 in equal monthly installments of $15,044 with interest at 10% per annum through July 2004, thereafter interest at varying rates adjusted every six months with no increase or decrease by more than 2% on any single change date. 2) A settled legal action for thirty-six equal monthly payments of $8,333, which began in February 2003. The present value of this obligation was recorded on the balance sheet based upon an imputed interest rate of 10%. At December 31, 2002, the balance due under the terms of the settlement was $258,260 and at June 30, 2003 the balance due under the terms of the settlement was $220,392. 3) A $491,500 note payable through February 2033. Interest will accrue at the rate of 4% per annum through February 2005. Installment payments in equal monthly installments of $2,434 including interest commence in March 2005 and continue through February 2033 at which time all remaining principal and unpaid interest is due.

NOTE 6 – Foreign Sales

As of June 30, 2003 and 2002, Research and Production revenue attributable to foreign customers was approximately $263,335 and $113,722 representing 16% and 7% of total revenue, respectively, while revenue derived from customers in the United States amounted to approximately $1,388,434 and $1,518,540 representing84% and 93% of total revenue, respectively. No individual customers or foreign countries represented 10% or more of total revenues.

NOTE 7– Shareholders' Equity

During the six months ended June 30, 2003, the Company issued 75,000 shares of its common stock valued at $82,345 as payment to clients in settlement of various disputes over research contracts.  The Company had previously recorded reserves for these disputes and, therefore, reduced these reserves upon the settlement of these matters.

POLYMER RESEARCH CORPORATION OF AMERICA
OTHER INFORMATION
JUNE 30, 2003 AND 2002
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s financial statements and the accompanying notes thereto included herein, and the financial statements included in its 2002 annual report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions, and based upon the most recent results of operations. There can be no assurance that actual results will not differ materially from those expressed or implied in the forward-looking statements.

Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” believe,” “estimate,” anticipate,” “continue” or similar terms, variation of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as the ability to attract and retain qualified personnel, the effect on our financial condition of delays in payments received from third parties, economic conditions, and other factors which may be set forth in our other filings with the Securities and Exchange Commission.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents have decreased collectively by $128,315 since December 31, 2002. The decrease resulted principally from operating losses and repayment of long-term debt. In addition the Company received loan proceeds of $491,500 in 2003.

The ratio of current assets to current liabilities increased to 1.90 to 1.0 at June 30, 2003 as compared to 1.32 to 1.0 at December 31, 2002 principally as a result of the proceeds of a long term loan payable (see below) which provided cash net of operating losses which used cash. In April of 2003 the company received a loan from a bank totaling $491,500 bearing interest at 4% per year. After a period of 25 months with no payment, monthly payments of principal and interest of $2,434 will commence in the 26th month and then be paid monthly for 30 years.

Based on the above, the Company’s cash position at June 30, 2003 may not be sufficient to meet its financial needs including repayment of the bank and to cover any continued sales downturns in the short term. Cash at June 30, 2003 is equal to approximately two weeks overhead expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings as well as bank financing. No significant capital expenditures are anticipated.

RESULTS OF OPERATIONS

Three months ended June 30, 2003 v. 2002.

Net revenues for the second quarter of 2003 were $823,857 an increase of $209,081 (34%) compared with the second quarter of 2002. Research sales increased $256,148 (51%) in the second quarter of 2003 compared to 2002 due to a stronger economy resulting in increased demand. Product sales deceased $47,067 (41%) compared to the second quarter of 2002 due to decreased demand from research customers.

 POLYMER RESEARCH CORPORATION OF AMERICA
 OTHER INFORMATION
JUNE 30, 2003 AND 2002
(Unaudited)

The cost of revenues in research deceased to 32% from 50% in the second quarter of 2003 compared to 2002 as a result of increased sales with similar payroll levels. The cost of revenues in production increased to 132% from 113% in the second quarter of 2003 compared to 2002 as a result of decreased sales with similar payroll expenses.

Selling, general, and administrative expenses decreased as a percentage of sales in the second quarter of 2003 as compared to the same quarter of 2002 from 96% to 61% as a result of significantly increased sales with slightly decreased overhead expenses and decreased legal expenses.  Loss from operations during the second quarter decreased from ($583,494) (95% of sales) in 2002 to a loss of ($72,054) (9% of sales) in 2003 principally as a result of increased sales.

Six months ended June 30, 2003 v. 2002.

Net revenues for the first six months of 2003 were $1,514,269 a decrease of $117,993 (7%) compared with the same period in 2002. Research sales increased $94,190 (7%) in the first six months of 2003 compared to 2002 due to a stronger economy resulting in increased demand. Product sales deceased $23,803 (11%) compared to 2002 due to decreased demand from research customers.

The cost of revenues in research increased slightly to 36% from 29% in the first six months of 2003 compared to 2002. The cost of revenues in production increased to 105% from 96% in the first quarter of 2003 compared to 2002 as a result of decreased sales with similar payroll expenses and raw material costs.

Selling, general, and administrative expenses decreased as a percentage of sales in the first six months of 2003 as compared to the same period of 2002 (from 83% to 67%) as a result of slightly increased sales with decreased legal expense and decreased payroll expenses. Loss from operations during the first six months of 2003 decreased from ($567,555) (35% of sales) in 2002 to a loss of ($249,692) (16% of sales) in 2003 as a result of increased sales and decreased legal settlement expenses.

The settlement reached in 2002 was structured in a manner so as not to adversely affect the Company's cash flow in any material fashion.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements in Item 1 of the Quarterly Report. Our financial statements are prepared in accordance with principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

Concentration of Credit Risk

The Company maintains its cash in several bank accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At June 30, 2003, the Company exceeded FDIC insured limits by

The Financial instrument, which potentially subjects the Company to significant concentrations of credit risk, is principally trade accounts receivable.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 POLYMER RESEARCH CORPORATION OF AMERICA
 OTHER INFORMATION
JUNE 30, 2003 AND 2002
(Unaudited)

Revenue Recognition

Revenues are earned and recognized based upon the shipment of product or based upon the attainment of specific milestones or benchmarks specified in license or development agreements. Amounts received in advance for development agreements are recorded as deferred revenue and are recognized upon achievement of milestones.

The Company follows the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). SAB 101 states that revenue should be recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured.

Revenue in the Statement of Operations is reflected net of discounts and allowances, which are not considered significant to the Companies operations. Although most research and development contracts provide for payments as milestones are achieved, the Company does negotiate discounts from time to time typically ranging from 15% to 20% for payment in full at the commencement of the contract.

No discounts or allowances are offered for products produced by the Company. Further, the Company does not usually experience any returns and, therefore, records returns as they occur.

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

Income Taxes

The Company accounts for its income taxes utilizing statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” which requires that the Company follow the liability method of accounting for income taxes.

The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as “temporary differences.”

Profit Sharing Plan

The Company maintains a qualified noncontributory profit sharing plan. The plan provides all eligible employees with a source of retirement income, as well as assistance in other circumstances such as death or disability. Eligible employees must meet two requirements to become participants; attainment of age 21 and completion of one year of

 POLYMER RESEARCH CORPORATION OF AMERICA
 OTHER INFORMATION
JUNE 30, 2003 AND 2002
(Unaudited)

service with the Company. Employer contributions are determined by an annual resolution of the Board of Directors. A percentage of the benefits vest after three years of qualifying service.

Net Earnings per share

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share is not presented in years during which the are no outstanding options or warrants or during periods during which there is a pretax operating loss.

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

Research and Development

Many of the Company’s activities are directed towards the performance of research on behalf of its clients. The Company is continually improving its scientific methods and techniques. All costs relating to the performance of client projects are expensed as incurred. There are no expenditures for research and development on the Company’s own behalf.

Contingencies

Statement of Financial Account Standards (“SFAS”) No. 5 “Accounting for Contingencies” defines a contingency as “ an existing condition, situation or set of circumstances involving uncertainty as to possible gain of loss to an enterprise that will ultimately be resolved when one or more future events occur of fail to occur.” At December 31, 2002, the Company is a defendant in various lawsuits, which arouse in the ordinary course of business (see Note 4 –Contingencies in Notes to Financial Statements). The Company recorded a provision which is deemed adequate for legal expenses and potential unfavorable rulings in certain of these cases.

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the second quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

POLYMER RESEARCH CORPORATION OF AMERICA
 OTHER INFORMATION
JUNE 30, 2003 AND 2002
(Unaudited)

PART II - OTHER INFORMATION

ITEM 1 - Legal proceedings:

The Company is a defendant in various lawsuits, which arose, in the ordinary course of business. As of June 30, 2003 the Company has recorded a reserve which it deems adequate for legal expenses and any potential unfavorable rulings in certain of these cases. It is management’s opinion that the outcome from such lawsuits will not have a material effect on the Company’s financial position.

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4- Submission of Matters to a Vote of Security Holders:The Company held its annual meeting on June 9, 2003. At such meeting the following persons were elected directors:

Director

	Votes for:	Withheld:
Carl Horowitz	1,903,696	0
Irene Horowitz	1,903,696	0
John Ryan	1,903,696	0
Alice Horowitz	1,903,696	0
Boris Jody	1,903,696	0
Mohan Sanduja	1,903,696	0
Terry J. Wolfgang	1,903,696	0
Jascha Gurewitz	1,903,696	0

ITEM 5- Other Information: None

ITEM 6- Exhibits and Reports on Form 8-K:

(a)1 Exhibits

Exhibit 31 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32 CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER RESEARCH CORP. OF AMERICA

August 14, 2003	/s/ Carl Horowitz
Carl Horowitz, President and Chief Financial Offiicer

EXHIBIT INDEX

Exhibit 31 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32 CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002