Form 10KSB/A
period 2002-12-31
POLYMER RESEARCH CORP OF AMERICA
filed 2003-08-28
CIK 79424

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 Amendment No. 2

to

Form 10-KSB

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

(718) 444-4300

(Registrant’s telephone number, including area code)

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

☒

State issuers’ revenues for its most recent fiscal year - $2,127,457

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 31, 2003, was approximately $1,195,696 based on the last sale price of such stock.

As of March 31, 2003, the Registrant had 2,053,644 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:                              NONE

ITEM 13.	Exhibits and Reports on Form 8-K is hereby amended to read in its entirety as follows:

(a)	Exhibits

Exhibit	Description

(3.1)	Registrant's Certificate of Incorporation, as amended, (incorporated by reference as previously filed with the United States Securities and
Exchange Commission on January 7, 1986 on Form 10). Amendment to
the Certificate of Incorporation dated July 23, 1988, (incorporated by reference as previously filed with the United States Securities and
Exchange Commission in March 1991 with Form 10K)

(3.2)	By Laws, as amended (incorporated by reference as previously filed with the United States Securities and Exchange Commission on January 7,
1986 on Form 10K)

(3.3)	Shareholders Rights Plan.[1]

(4.1)	SBA Disaster Loan Agreement dated February 13, 2003 between the SBA and Registrant,[1]

* (10.1)	Employment Contract of Carl Horowitz, the Company's President, dated
March 17, 1998 (filed with 1998 Form 10K).

* (10.3)	Retirement benefits agreement between the Company and Carl Horowitz, dated July 26, 1994 (incorporated by reference as previously filed with the
United States Securities and Exchange Commission in March, 1995 with
Form 10K).
* (10.4)	Retirement benefits agreement between the Company and Irene Horowitz, dated July 26, 1994 (incorporated by reference as previously filed with the
United States Securities and Exchange Commission in March, 1995 with
Form 10K).

(23.1)	Consent of Independent Accountants

(99.1)	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

______________________
* Management Contract

1 Filed herewith

(b)	Reports on Form 8-K	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER RESEARCH CORPORATION OF AMERICA (registrant)

Date , 2003	/s/ Carl Horowitz
Carl Horowitz, President and Chief Executive Offiicer