Form 10KSB/A
period 2002-12-31
POLYMER RESEARCH CORP OF AMERICA
filed 2003-09-25
CIK 79424

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB/A-3

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
the Certificate of Incorporation dated July 23, 1988, (incorporated by reference as previously filed with the United States Securities and
Exchange Commission in March 1991 with Form 10K)

(3.2)	By Laws, as amended (incorporated by reference as previously filed with the United States Securities and Exchange Commission on January 7,
1986 on Form 10K)

(3.3)	Shareholders Rights Plan (filed in 2002 Form 10-KSB/A-2)

(4.1)	SBA Disaster Loan Agreement dated February 13, 2003 between the SBA and Registrant (filed in 2002 Form 10-KSB/A-2)

* (10.1)	Employment Contract of Carl Horowitz, the Company's President, dated
March 1, 1984 (filed herewith)

* (10.1)	Amendment No. 3 dated March 17, 1998 to the
Employment Contract of Carl Horowitz (filed herewith)

* (10.3)	Retirement benefits agreement between the Company and Carl Horowitz, dated July 26, 1994 (incorporated by reference as previously filed with the
United States Securities and Exchange Commission in March, 1995 with Form 10K)

* (10.4)	Retirement benefits agreement between the Company and Irene Horowitz, dated July 26, 1994 (incorporated by reference as previously filed with the
United States Securities and Exchange Commission in March, 1995 with
Form 10K)

(23.1)	Consent of Independent Accountants (filed in 2002 Form 10-KSB)

(31.1)	Certificate of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

_____________________
* Management Contract

(b)	Reports on Form 8-K	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYMER RESEARCH CORPORATION OF AMERICA (registrant)

Date: September 25, 2003	/s/ Carl Horowitz
Carl Horowitz, President and Chief Executive Offiicer