Form 10QSB
period 2003-09-30
POLYMER RESEARCH CORP OF AMERICA
filed 2003-11-14
CIK 79424

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Issuer’s Telephone Number

   Indicate by check mark whether the registrant (1) has  filed all reports required to be filed by Section 13 or

   15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has  been subject to such filing requirements for the past 90

   days.     Yes    X        No

           There were 2,128,644 shares of the registrant’s common stock outstanding as of October 31, 2003.

POLYMER RESEARCH CORP. OF AMERICA

FORM 10QSB

September 30, 2003

PART I - Financial Information

Item 1- Financial Statements

POLYMER RESEARCH CORP. OF AMERICA
BALANCE SHEETS

- ASSETS -

	September 30, 2003 (Unaudited)	December 31 2002
CURRENT ASSETS:		
Cash and cash equivalents	$ 23,128	$ 204,508
Accounts receivable, less allowances of $0	392,260	279,624
Inventories	105,612	126,317
Prepaid and refundable income taxes	26,140	301,437
Mortgage escrow	89,718	120,574
Prepaid expenses and other current assets	46,202	55,586
TOTAL CURRENT ASSETS	683,060	1,088,046
Land, Property, and Equipment-net of accumulated depreciation of $1, 302,115 and $1,280,655 respectively	2,441,301	2,509,181
OTHER ASSETS:		
Capitalized mortgage costs, net of amortization	99,692	108,692
Security deposits	875	875
TOTAL OTHER ASSETS	100,567	109,567
TOTAL	$ 3,224,928	$3,706,794

- LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:		
Notes payable, current maturities	$ 227,572	$ 142,975
Due to shareholder	279,596	201,808
Accounts payable and accrued expenses	429,862	523,765
Deferred revenue	50,000	155,500
TOTAL CURRENT LIABILITIES	987,030	1,024,048
LONG-TERM LIABILITIES:		
Notes Payable, long term	1,924,579	1,494,591
TOTAL LIABILITIES	2,911,609	2,518,639
STOCKHOLDERS' EQUITY:		
Common stock - par value $.01 per share, authorized 4,000,000 shares, issued 2,150,784 shares	20,757	20,757
Capital in excess of par value	3,728,478	3,728,478
Accumulated deficit	(3,418,155)	(2,543,319)
Less:Treasury stock, at cost, 22,140 shares	(17,761)	(17,761)
TOTAL STOCKHOLDERS' EQUITY	313,319	1,188,155
TOTAL	$ 3,224,928	$ 3,706,794

See accompanying notes to financial statements.

- 1 -

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	2003	2002
Net Revenue		
Research	$ 590,000	$ 74,455
Production	64,118	112,255
Total	654,118	186,710
Cost of Revenues		
Research	242,517	216,321
Production	87,158	84,333
Total	329,675	300,654
Gross Profit	324,443	(113,944)
Selling, General and Administrative Expenses	682,970	639,847
Settlement Expenses	124,565	363,850
Income (Loss) from operations	(483,092)	(1,117,641)
Other Revenue (Expenses):		
Interest income	0	855
Interest expense	(46,726)	(30,174)
Total Other Revenues (Expenses)	(46,726)	(29,319)
Income (loss) before provision (benefit) for income taxes	(529,818)	(1,146,960)
Provision (benefit) for income taxes	—0—	265,300
Net Income (Loss)	$ (529,818)	$ (881,660)
Basic and diluted per share data:		
Earnings (loss) per share	$ (.25)	$ (.43)
Weighted average number of basic common shares outstanding	2,128,644	2,046,436
Weighted average number of diluted common shares outstanding	2,128,644	2,167,088

See accompanying notes to financial statements.

- 2 -

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	2003	2002
Net Revenue		
Research	$ 2,057,000	$ 1,535,945
Production	248,887	283,027
Total	2,305,887	1,818,972
Cost of Revenues		
Research	717,728	637,141
Production	281,753	285,866
Total	999,481	923,007
Gross Profit	1,306,406	895,965
Selling, General and Administrative Expenses	1,831,871	2,022,661
Settlement Expenses	207,319	558,500
Income (Loss) from operations	(732,784)	(1,685,196)
Other Revenue (Expenses):		
Interest income	122	4,706
Interest expense	(142,174)	(47,671)
Total Other Revenues (Expenses)	(142,052)	(42,965)
Income (loss) before provision (benefit) for income taxes	(874,836)	(1,728,161)
(Provision) benefit for income taxes	— 0 —	265,300
Net Income (Loss)	$ (874,836)	$ (1,462,861)
Basic and diluted per share data:		
Earnings (loss) per share	$ (.41)	$ (.30)
Weighted average number of basic common shares outstanding	2,119,215	1,996,443
Weighted average number of diluted common shares outstanding	2,119,215	2,007,102

See accompanying notes to financial statements.

- 3 -

POLYMER RESEARCH CORP. OF AMERICA
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	2003	2002
Cash Flows from Operating Activities:		
Net income (loss)	$ (874,836)	$ (1,462,861)
Adjustments to reconcile net income to net cash provided by operating activities:		
Depreciation and amortization	76,880	62,406
Changes in operating assets and liabilities:		
Accounts receivable	(112,636)	49,570
Inventories	20,705	12,449
Prepaid expenses and other current assets	9,384)	(73,776)
Prepaid and refundable income taxes	275,297	(217,888)
Accounts payable, Accrued expenses and other	(93,903)	121,978
Deferred revenue	(105,500)	(24,269)
Net cash provided by (used for) operating activities	(804,609)	(1,532,391
Cash flows from investing activities:		
Purchases of equipment	-0-	(872))
Net cash provided by (used for) investing activities	-0-	(872)
Cash flows from financing activities:		
Proceeds of long term debt	591,500	300,000
Payments of long term debt and notes payable	(76,915)	(491,667)
Advances from Shareholders	447,788	
Payments to Shareholders	(370,000)	
Refunds received from mortgage escrow	30,856	
Payments into mortgage escrow		(93,366)
Payment of financing costs		(112,439)
Proceeds from mortgage		1,400,000
Payment of mortgage		(10,220)
Proceeds from issuance of common stock		225,000
Net cash provided by (used for) financing activities	623,229	1,217,308
Net increase (decrease) in cash and cash equivalents	(181,380)	(315,955)
Cash and cash equivalents, beginning of period	204,508	861,952
Cash and cash equivalents, end of period	$ 23,128	$ 545,997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:		
Cash paid during the period for:		
Interest	$ 133,190	$ 0

See accompanying notes to financial statements.

- 4 -

POLYMER RESEARCH CORP. OF AMERICA
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 AND 2002
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

Concentration of Credit Risk

The Company maintains its cash in several bank accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At September 30, 2003, the Company did not exceed FDIC insured limits.

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

Revenue Recognition

Revenue recognition for all research contracts are recorded as earned in accordance with the terms and performance requirements of the contracts which is typically upon satisfaction of the following criteria: first, attainment of specific milestones or benchmarks as specified in license or development agreements, second, client approval of the successful performance of each specific stage of the contract, and third, when collection of the resulting revenue is assured. The recognition of revenue is, to a great extent, subject to management’s judgment regarding the satisfactory completion of the research in accordance with the specifications of the research and development contracts. Amounts received in advance for all contracts, including lump-sum amounts, are recorded as deferred revenue and are recognized upon the satisfaction of the aforementioned three criteria. In instances where no prepayments are received, an accounts receivable is recorded and revenue is recognized if the aforementioned three criteria are met. In certain instances, research and development contracts provide for refunds of prepayments if the Company is unsuccessful. However, when the research and development activities are not successful, the Company

POLYMER RESEARCH CORP. OF AMERICA
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 AND 2002
 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

usually refunds only a portion of payments previously received as determined through negotiations. Upon completion of such negotiations the prepayments not refunded are recognized as income. In consideration for the fees received the clients will be the sole and exclusive owners of all proprietary rights in the processes, solutions and formulations under the agreements. On completion of the contract payment terms the Company will assign to the clients all of these proprietary rights, including the right to obtain a patent protection. Research and development costs are expensed as incurred.

The Company recognizes revenue when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured. With minor exception, the Company ships using FOB shipping point terms and records the revenue upon shipment. Where the terms are not FOB shipping point, delivery is made within days. Since both the amount of product shipped non-FOB shipping point and the period of time between shipment and delivery are immaterial, recognizing revenue upon shipment as opposed to shipment and delivery has not had a material impact on the Company’s financial statements. The recognition of revenue is, to a great extent, subject to management’s judgment regarding the satisfactory completion of the research in accordance with the specifications of the research and development contracts.

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

Deferred Revenue

The Company records as deferred revenue payments received for research contracts prior to the culmination of the revenue process (see Revenue Recognition).

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
September 30, 2003 AND 2002
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
September 30, 2003 AND 2002
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

Research and Development Costs

Many of the Company’s activities are directed towards the performance of research on behalf of its clients. All costs relating to the performance of client projects are expensed as incurred. There are no expenditures for research and development on the Company’s own behalf.

Contingencies

Statement of Financial Account Standards (“SFAS”) No. 5 “Accounting for Contingencies” defines a contingency as “ an existing condition, situation or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.” At September 30, 2003, the Company was a defendant in various lawsuits, which arouse in the ordinary course of business (see Note 4 –Contingencies). The Company recorded a provision, which is deemed adequate for legal expenses and potential unfavorable rulings in certain of these cases.

NOTE 3 - Provision for Income Taxes

The Company has recorded no provision for income taxes for the first nine months ended September 30, 2003. The provision (benefit) for income taxes for the nine months ended September 30, 2002 is as follows:

	2003	2002

Federal	$ - 0 -	(272,500)
State and local	- 0	7,200

Total	$ - 0 -	(265,300)
	==============	===========

NOTE 4 - Contingencies

At September 30, 2003 the Company was a defendant in various lawsuits relating to research contracts, which arose in the ordinary course of business. The Company has included a reserve in current liabilities in an amount that management believes is reasonable for legal expenses and potential unfavorable rulings or settlements of these cases. The reserve for potential unfavorable rulings, which reflect managements’ best estimate of possible losses, at September 30, 2003 and December 31, 2002, is $ 100,000 and $306,150, respectively. It is management’s opinion that the ultimate liability, if any, which might result from the remainder of such actions would not have a material effect on the Company’s financial condition. As of September 30, 2003 and 2002, the Company had settled certain of these cases and recorded settlement expenses of $207,319 and $558,500, respectively for each nine month period then ended.

POLYMER RESEARCH CORPORATION OF AMERICA
OTHER INFORMATION
September 30, 2003 AND 2002
(Unaudited)

NOTE 5-Long Term Debt

Long term debt consists of: 1) A mortgage payable through July 2017 in equal monthly installments of $15,044 with interest at 10% per annum through July 2004, thereafter interest at varying rates adjusted every six months with no increase or decrease by more than 2% on any single change date. At September 30, 2003 and December 31, 2002 the balance due under the mortgage was $1,346,268 and $1,379,306, respectively. 2) A settled legal action for thirty-six equal monthly payments of $8,333, which began in February 2003. The present value of this obligation was recorded on the balance sheet based upon an imputed interest rate of 10%. At September 30, 2003 and December 31, 2002, the balance due under the terms of the settlement was $200,739 and $258,260, respectively. and

3) A $491,500 note payable through February 2033. Interest will accrue at the rate of 4% per annum through February 2005. Installment payments in equal monthly installments of $2,434 including interest commence in March 2005 and continue through February 2033 at which time all remaining principal and unpaid interest is due. 4) Legal settlements aggregating $100,000 all of which will be paid in various installments without interest through March of 2004.

NOTE 6 – Foreign Sales

As of September 30, 2003 and 2002, Research and Production revenue attributable to foreign customers was approximately $313,335 and $113,722 representing 14% and 7% of total revenue, respectively, while revenue derived from customers in the United States amounted to approximately $1,992,552 and $1,518,540 representing 86% and 93% of total revenue, respectively. No individual customers or foreign countries represented 10% or more of total revenues.

NOTE 7- Due to Shareholders

Throughout 2003 and 2002, two of the Company's principal shareholders and officers made loans to, and received payments from the Company from time to time. The net outstanding balance due to the officers at September 30, 2003 and December 31, 2002, respectively, was $279,596 and $201,808. The largest net balance due to each of the officers at varying times in 2003 was $300,889 to the Senior Vice President and $150,000 to the Secretary/Treasurer.

 POLYMER RESEARCH CORPORATION OF AMERICA
 OTHER INFORMATION
September 30, 2003 AND 2002
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

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents have decreased collectively by $181,380 since December 31, 2002. The decrease resulted principally from operating losses and repayment of long-term debt. In addition the Company received loan proceeds of $491,500 from a lending institution in 2003 and net loan proceeds of $77,788 from officers and shareholders.

The ratio of current assets to current liabilities decreased to 0.97 to 1.0 at September 30, 2003 as compared to 1.32 to 1.0 at December 31, 2002 principally as a result of the proceeds of a long term loan payable (see below) which provided cash net of operating losses which used cash. In April of 2003 the Company received a loan from a bank totaling $491,500 bearing interest at 4% per year. After a period of 25 months with no payment, monthly payments of principal and interest of $2,434 will commence in the 26th month and then be paid monthly for 30 years.

Based on the above, the Company’s cash position at September 30, 2003 may not be sufficient to meet its financial needs including repayment of the bank and to cover expenses during any continued sales downturns in the short term. Cash at September 30, 2003 is equal to approximately less than one week of overhead expenses. Over both the long and short term, liquidity will be a direct result of sales and related net earnings as well as bank financing. No significant capital expenditures are anticipated.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 v. 2002.

Net revenues for the third quarter of 2003 were $654,118 an increase of $ 467,408 (250%) compared with the third quarter of 2002. Research sales increased $515,545 (692%) in the third quarter of 2003 compared to 2002 due to a stronger economy resulting in increased demand. Production sales decreased $48,137 (43%) compared to the third quarter of 2002 due to decreased demand from research customers.

 POLYMER RESEARCH CORPORATION OF AMERICA
 OTHER INFORMATION
September 30, 2003 AND 2002
(Unaudited)

The cost of research revenues as a percentage of research revenues in research decreased to $242,517 (41%) from $216,321 (291%) in the third quarter of 2003 compared to 2002 as a result of increased sales with similar payroll levels. The cost of revenues in production as a percentage of production revenues increased to $87,158 (136%) from $84,333 (75%) in the third quarter of 2003 compared to 2002 as a result of decreased sales with similar payroll expenses.

Selling, general, and administrative expenses decreased as a percentage of sales in the third quarter of 2003 as compared to the same quarter of 2002 from 343% to 104% as a result of significantly increased sales with slightly increased overhead expenses. Loss from operations during the third quarter decreased from $1,117,641 (599% of sales) in 2002 to a loss of $483,092 (74% of sales) in 2003 principally as a result of increased sales and decreased settlement expenses.

Nine months ended September 30, 2003 v. 2002.

Net revenues for the first nine months of 2003 were $2,305,887 an increase of $ 486,915 (27%) compared with the same period in 2002. Research sales increased $521,055 (34%) in the first nine months of 2003 compared to 2002 due to a stronger economy resulting in increased demand. Product sales deceased $34,140 (12%) compared to 2002 due to decreased demand from research customers.

The cost of revenues in research decreased slightly to 35% from 41% in the first nine months of 2003 compared to 2002. The cost of revenues in production increased to 113% from 101% in the first nine months of 2003 compared to 2002 as a result of decreased sales with similar payroll expenses and raw material costs.

Selling, general, and administrative expenses decreased as a percentage of sales in the first nine months of 2003 as compared to the same period of 2002 (from 111% to 79.5%) as a result of increased sales with decreased payroll expenses. Loss from operations during the first nine months of 2003 decreased from ($1,685,196) (93% of sales) in 2002 to a loss of ($732,784) (32% of sales) in 2003 as a result of increased sales and decreased expenses and settlement expenses.

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

Revenue Recognition

Revenue recognition for all research contracts are recorded as earned in accordance with the terms and performance requirements of the contracts which is typically upon satisfaction of the following criteria: first, attainment of specific milestones or benchmarks as specified in license or development agreements, second, client approval of the successful performance of each specific stage of the contract, and third, when collection of the resulting revenue is assured. The recognition of revenue is, to a great extent, subject to management’s judgment regarding the satisfactory completion of the research in accordance with the specifications of the research and development contracts. Amounts received in advance for all contracts, including lump-sum amounts, are recorded as deferred revenue and are recognized upon the satisfaction of the aforementioned three criteria. In instances where no prepayments are received, an accounts receivable is recorded and revenue is recognized if the aforementioned three criteria are met. In certain instances, research and development contracts provide for refunds of prepayments if the Company is unsuccessful. However, when the research and development activities are not successful, the Company

 POLYMER RESEARCH CORPORATION OF AMERICA
 OTHER INFORMATION
September 30, 2003 AND 2002
(Unaudited)

usually refunds only a portion of payments previously received as determined through negotiations. Upon completion of such negotiations the prepayments not refunded are recognized as income. In consideration for the fees received the clients will be the sole and exclusive owners of all proprietary rights in the processes, solutions and formulations under the agreements. On completion of the contract payment terms the Company will assign to the clients all of these proprietary rights, including the right to obtain a patent protection. Research and development costs are expensed as incurred.

The Company recognizes revenue when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured. With minor exception, the Company ships using FOB shipping point terms and records the revenue upon shipment. Where the terms are not FOB shipping point, delivery is made within days. Since both the amount of product shipped non-FOB shipping point and the period of time between shipment and delivery are immaterial, recognizing revenue upon shipment as opposed to shipment and delivery has not had a material impact on the Company’s financial statements. The recognition of revenue is, to a great extent, subject to management’s judgment regarding the satisfactory completion of the research in accordance with the specifications of the research and development contracts.

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

Contingencies

Statement of Financial Account Standards (“SFAS”) No. 5 “Accounting for Contingencies” defines a contingency as “an existing condition, situation or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.” At September 30, 2003 the Company is a defendant in various lawsuits, which arose in the ordinary course of business (see Note 4 –Contingencies in Notes to Financial Statements). The Company recorded a provision, which is deemed adequate for legal expenses and potential unfavorable rulings in certain of these cases.

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

POLYMER RESEARCH CORPORATION OF AMERICA
 OTHER INFORMATION
September 30, 2003 AND 2002
(Unaudited)

ITEM 1 - Legal Proceedings:

The Company is a defendant in various lawsuits, which arose, in the ordinary course of business. As of September 30, 2003 the Company has recorded a reserve which it deems adequate for legal expenses and any potential unfavorable rulings in certain of these cases. It is management’s opinion that the outcome from such lawsuits will not have a material effect on the Company’s financial position.

ITEM 2 - Changes in Securities and Use of Proceeds: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4- Submission of Matters to a Vote of Security Holders: None

ITEM 5- Other Information: None

ITEM 6- Exhibits and Reports on Form 8-K:

(a) Exhibits

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

POLYMER RESEARCH CORP. OF AMERICA

November 14, 2003	/s/ Carl Horowitz
Carl Horowitz, President and Chief Financial Offiice

EXHIBIT INDEX

Exhibit 31 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32 CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002